Form 10-Q
period 2020-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2020-05-08
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-36094
THE COMMUNITY FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland	52-1652138
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3035 Leonardtown Road, Waldorf, MD, 20601
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 1, 2020, the registrant had 5,911,782 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition that we undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the duration of shelter in place orders and the potential imposition of further restrictions on travel in the future; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates); the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$15,498	$25,065
Interest-bearing deposits with banks	10,344	7,404
Securities available for sale (AFS), at fair value	214,163	208,187
Equity securities carried at fair value through income	4,768	4,669
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	5,627	3,447
Loans receivable	1,492,148	1,456,051
Less: allowance for loan losses	(15,061)	(10,942)
Net loans	1,477,087	1,445,109
Goodwill	10,835	10,835
Premises and equipment, net	21,305	21,662
Premises and equipment held for sale	430	430
Other real estate owned (OREO)	6,338	7,773
Accrued interest receivable	5,077	5,019
Investment in bank owned life insurance	37,399	37,180
Core deposit intangible	1,961	2,118
Net deferred tax assets	6,421	6,168
Right of use assets - operating leases	8,257	8,382
Other assets	902	3,879
Total Assets	$1,826,621	$1,797,536
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$254,114	$241,174
Interest-bearing deposits	1,258,475	1,270,663
Total deposits	1,512,589	1,511,837
Short-term borrowings	27,000	5,000
Long-term debt	67,353	40,370
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	—	23,000
Lease liabilities - operating leases	8,397	8,495
Accrued expenses and other liabilities	14,015	15,340
Total Liabilities	1,641,354	1,616,042

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,910,064 and 5,900,249 shares, respectively	59	59
Additional paid in capital	95,581	95,474
Retained earnings	87,070	85,059
Accumulated other comprehensive income	3,159	1,504
Unearned ESOP shares	(602)	(602)
Total Stockholders’ Equity	185,267	181,494
Total Liabilities and Stockholders’ Equity	$1,826,621	$1,797,536
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2020	2019
Interest and Dividend Income
Loans, including fees	$16,502	$16,129
Interest and dividends on investment securities	1,469	1,623
Interest on deposits with banks	68	45
Total Interest and Dividend Income	18,039	17,797
Interest Expense
Deposits	3,044	3,768
Short-term borrowings	69	334
Long-term debt	573	658
Total Interest Expense	3,686	4,760
Net Interest Income	14,353	13,037
Provision for loan losses	4,100	500
Net Interest Income After Provision For Loan Losses	10,253	12,537
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	14	58
Net gains on sale of investment securities	329	—
Unrealized gain on equity securities	75	56
Income from bank owned life insurance	219	217
Service charges	982	730
Referral fee income	502	—
Total Noninterest Income	2,121	1,061
Noninterest Expense
Compensation and benefits	5,188	4,803
Occupancy expense	734	806
Advertising	121	197
Data processing expense	928	720
Professional fees	626	418
Depreciation of premises and equipment	158	189
Telephone communications	43	52
Office supplies	31	37
FDIC Insurance	170	175
OREO valuation allowance and expenses	782	56
Core deposit intangible amortization	157	181
Other	745	771
Total Noninterest Expense	9,683	8,405
Income before income taxes	2,691	5,193
Income tax (benefit) expense	(57)	1,316
Net Income	$2,748	$3,877
Earnings Per Common Share
Basic	$0.47	$0.70
Diluted	$0.47	$0.70
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net Income	$2,748	$3,877
Net unrealized holding gains arising during period, net of tax expense of $457 and $522 respectively.	1,412	1,374
Reclassification adjustment for gains included in net income, net of tax expense of $86 and $0 respectively.	243	—
Comprehensive Income	$4,403	$5,251
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2020 and 2019

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	2,748	—	—	2,748
Unrealized holding gain on investment securities net of tax expense $543	—	—	—	1,655	—	1,655
Cash dividend at $0.125 per common share	—	—	(702)	—	—	(702)
Dividend reinvestment	—	35	(35)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Stock based compensation	—	76	—	—	—	76
Balance at March 31, 2020	$59	$95,581	$87,070	$3,159	$(602)	$185,267

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	3,877	—	—	3,877
Unrealized holding gain on investment securities net of tax benefit $522	—	—	—	1,374	—	1,374
Cash dividend at $0.125 per common share	—	—	(671)	—	—	(671)
Dividend reinvestment	—	26	(26)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(3)	—	—	—	(3)
Net change in unearned ESOP shares	—	—	—	—	(39)	(39)
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	77	—	—	—	77
Balance at March 31, 2019	$56	$84,497	$75,757	$(473)	$(757)	$159,080
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019

Cash Flows from Operating Activities
Net income	$2,748	$3,877
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,100	500
Depreciation and amortization	403	415
Net losses (gains) on the sale of OREO	3	(10)
Gains on sales of investment securities	(329)	—
Unrealized gains on equity securities	(75)	(56)
Net amortization of premium/discount on investment securities	(29)	(44)
Net accretion of merger accounting adjustments	(222)	(168)
Amortization of core deposit intangible	157	181
Net change in right of use assets and lease liabilities	27	37
Increase in OREO valuation allowance	732	61
Increase in cash surrender value of bank owned life insurance	(219)	(218)
Increase in deferred income tax benefit	(796)	(61)
Increase in accrued interest receivable	(58)	(374)
Stock based compensation	76	77
Net change due to deficit of fair market value over cost of leveraged ESOP shares released	(4)	(3)
Increase in net deferred loan costs	(181)	(78)
Increase in accrued expenses and other liabilities	(1,325)	(1,479)
Decrease in other assets	2,977	1,027
Net Cash Provided by Operating Activities	7,985	3,684

Cash Flows from Investing Activities
Purchase of AFS investment securities	(53,919)	(9,602)
Proceeds from redemption or principal payments of AFS investment securities	8,572	3,124
Purchase of HTM investment securities	—	(3,239)
Proceeds from maturities or principal payments of HTM investment securities	—	3,982
Proceeds from sale of AFS investment securities	41,902	—
Net increase of FHLB stock	(2,179)	(52)
Loans originated or acquired	(127,665)	(104,723)
Principal collected on loans	91,990	85,072
Purchase of premises and equipment	(46)	(415)
Proceeds from sale of OREO	700	46
Net Cash Used in Investing Activities	(40,645)	(25,807)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net increase in deposits	$752	$9,539
Proceeds from long-term debt	27,000	—
Payments of long-term debt	(17)	(17)
Net increase in short term borrowings	22,000	—
Payments of subordinated notes	(23,000)	—
Dividends paid	(702)	(671)
Net change in unearned ESOP shares	—	(39)
Repurchase of common stock	—	(17)
Net Cash Provided by Financing Activities	26,033	8,795
Decrease in Cash and Cash Equivalents	(6,627)	(13,328)

Cash and Cash Equivalents - January 1	32,469	33,036
Cash and Cash Equivalents - March 31	$25,842	$19,708

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$4,331	$5,056

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$303	$107
Transfer from loans to OREO	$—	$3,215
Financed amount of sale of OREO	$—	$280
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
The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2019 have been derived from audited financial statements. Additions to the Company’s accounting policies are disclosed in the 2019 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the three months March 31, 2020 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2019 Annual Report on Form 10-K.
Reclassification
Certain items in prior financial statements have been reclassified to conform to the current presentation.
Nature of Operations
The Company provides financial services to individuals and businesses through its offices in Southern Maryland, and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in the settlement of loans, fair value of financial instruments, fair value of assets acquired, and liabilities assumed in a business combination, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.
COVID-19
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company's customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.
New Accounting Policy
See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2019 Annual Report on Form 10-K for a list of policies in effect as of December 31, 2019. There are no new updates or new policies required to be disclosed as a result of new accounting standards or changes to the Company’s operations or assets that require a new or amended policy.
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
The Company has formed a CECL committee with representatives from various departments. The committee has selected a third-party vendor solution to assist in the application of the ASU 2016-13. The committee continues to make progress in accordance with the Company's implementation plan for adoption. The Company has developed new expected credit loss estimation models, depending on the nature of each identified pool of financial assets with similar risk characteristics and is currently reviewing and analyzing the different methodologies to estimate expected credit losses. The Company is also working on documenting new processes and controls, challenging estimated credit loss model assumptions and outputs, refining the qualitative framework as well as drafting policies and disclosures. Additionally, parallel runs will be enhanced throughout 2020 as the processes, controls, and policies are finalized. The adoption of the ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate the establishment of an allowance for expected credit losses for certain debt securities and other financial assets. While management is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption will be significantly influenced by the composition, characteristics, and quality of the loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of this date and plans to adopt the standard with the amended effective date. The Company continues to work through implementation and continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 on January 1, 2020 and it did not have a material impact on the Company’s financial statements.
ASU 2018-13 - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to early adopt any eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company adopted this standard and there was no material impact.
ASU 2019-04 - In April 2019, the FASB issued ASU No. 2019-4 which codifies improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Financial Instruments (Topic 825). With respect to Topic 326, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, ASU 2019-04 clarifies the scope of the guidance for recognizing and measuring financial instruments, the requirement for remeasurement under ASC 820 when using the measurement alternative, which equity securities have to be remeasured at historical exchange rates, and certain disclosure requirements. The amendments to Topic 326 have the same effective dates as ASU 2016-13. The Company is currently evaluating the potential impact of Topic 326 amendments on the Company's Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2022 and are not expected to have a material impact on the Company's Consolidated Financial Statements.

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
ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. This ASU is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. The Company does not expect these amendments to have a material impact on its Consolidated Financial Statements.
ASU 2020-02 - Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842). In February 2020, the FASB issued guidance to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.
ASU 2020-03 - Codification Improvements to Financial Instruments. In March 2020, the FASB issued ASU No. 2020-03. The FASB has an ongoing project on its agenda for improving the Codification or correcting its unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance but is not expected to have a material impact on the Company's Consolidated Financial Statements.
ASU 2020-04 - Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 – SECURITIES
Amortized cost and fair values of AFS investment securities at March 31, 2020 were as follows:

	March 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale (AFS)
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$30,264	$1,710	$—	$31,974
Residential Collateralized Mortgage Obligations ("CMOs")	131,135	3,774	625	134,284
U.S. Agency	1,285	51	—	1,336
Asset-backed securities issued by Others:
Residential CMOs	360	—	47	313
Student Loan Trust CMOs	18,495	—	873	17,622
Certificates of Deposit Fixed	250	—	—	250
U.S. government obligations	1,495	4	—	1,499
Municipal bonds	26,607	390	112	26,885
Total investment securities available-for-sale	$209,891	$5,929	$1,657	$214,163

Equity securities carried at fair value through income
CRA investment fund	$4,768	$—	$—	$4,768
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

Total investment securities	$214,868	$5,929	$1,657	$219,140

In December 2019, the Company reclassified the entire held to maturity ("HTM") investment portfolio, totaling $83.1 million with unrealized holding gains of $810,000 to the AFS investments category. The reclassification resulted in an increase to accumulated other comprehensive income of $587,000 and to deferred tax liabilities of $223,000. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Based on accounting rules, the Bank will not be able to designate any securities as HTM securities for a period of time. Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. Management judgment is required in determining when circumstances have changed such that management can assert with a greater degree of credibility that it now has the intent and ability to hold debt securities to maturity. The Company's HTM portfolio was primarily comprised of asset-backed securities issued by GSEs and U.S. Agencies.

Amortized cost and fair values of AFS investment securities at December 31, 2019 were as follows:

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
At March 31, 2020 and December 31, 2019 securities with an amortized cost of $52.8 million and $47.4 million were pledged to secure certain customer deposits. At March 31, 2020, and December 31, 2019, no securities were pledged as collateral for advances from the FHLB of Atlanta.
During the quarter ended March 31, 2020, the Company recognized net gains of $329,000 on the sale of 28 AFS securities with aggregate carrying values of $41.3 million. During the year ended December 31, 2019, the Company recognized net gains of $226,000 on the sale of 20 AFS securities with aggregate carrying values of $31.6 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2020, the details of which are included in the following table. Although these securities, if sold at March 31, 2020 would result in a pretax loss of $1.7 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to other-than-temporary impairment were made during the three months ended March 31, 2020 and the year ended December 31, 2019.

AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at March 31, 2020, and December 31, 2019 were as follows:

March 31, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$25,549	$562	$5,426	$63	$30,975	$625
Asset-backed securities issued by Others	17,621	873	313	47	17,934	920
Municipal bonds	5,964	112	—	—	5,964	112
	$49,134	$1,547	$5,739	$110	$54,873	$1,657

December 31, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$15,215	$63	$39,689	$336	$54,904	$399
U.S. SBA Debentures	—	—	4,744	60	4,744	60
Asset-backed securities issued by Others	—	—	136	12	136	12
Municipal bonds	11,318	173	—	—	11,318	173
U.S. government obligations	1,489	1	—	—	1,489	1
	$28,022	$237	$44,569	$408	$72,591	$645
AFS asset-backed securities issued by GSEs are guaranteed by the issuer and U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At March 31, 2020 and December 31, 2019, total unrealized losses were $1.7 million and $645,000 of the portfolio amortized cost of $209.9 million and $206.1 million, respectively.
At March 31, 2020 and December 31, 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had amortized cost of $31.6 million and $56.8 million, respectively, with the unrealized losses of $625,000 and $399,000, average lives of 6.66 years and 4.68 years and average durations of 5.93 years and 4.22 years, respectively. At March 31, 2020, AFS asset-backed securities issued by student loan trust and others with unrealized losses had amortized cost of $18.9 million with unrealized losses of $920,000, an average life of 6.70 years and an average duration of 5.88 years. The Company's amortized cost investment of $18.5 million in student loan trusts are 97% U.S. government guaranteed. At March 31, 2020 and December 31, 2019, AFS municipal bonds issued by states, political subdivisions, or agencies with unrealized losses had amortized cost of $6.1 million and $11.5 million, respectively, with unrealized losses of $112,000 and $173,000, an average life of 9.73 years and 9.51 years and an average duration of 8.44 years and 8.18 years, respectively. Management believes that the securities will either recover in market value or be paid off as agreed.

NOTE 3 – LOANS
Loans consist of the following:

	March 31, 2020				December 31, 2019
(dollars in thousands)	PCI	All other loans**	Total	% of Gross Loans	PCI	All other loans**	Total	% of Gross Loans
Commercial real estate	$1,730	$975,948	$977,678	65.61%	$1,738	$963,039	$964,777	66.34%
Residential first mortgages	—	170,795	170,795	11.46%	—	167,710	167,710	11.53%
Residential rentals	—	133,016	133,016	8.93%	295	123,306	123,601	8.50%
Construction and land development	—	38,627	38,627	2.59%	—	34,133	34,133	2.35%
Home equity and second mortgages	395	35,542	35,937	2.41%	391	35,707	36,098	2.48%
Commercial loans	—	70,971	70,971	4.76%	—	63,102	63,102	4.34%
Consumer loans	—	1,134	1,134	0.08%	—	1,104	1,104	0.08%
Commercial equipment	—	61,931	61,931	4.16%	—	63,647	63,647	4.38%
Gross loans	2,125	1,487,964	1,490,089	100.00%	2,424	1,451,748	1,454,172	100.00%
Net deferred costs	—	2,059	2,059	0.14%	—	1,879	1,879	0.13%
Total loans, net of deferred costs	2,125	1,490,023	1,492,148		2,424	1,453,627	1,456,051
Less: allowance for loan losses	—	(15,061)	(15,061)	(1.01)%	—	(10,942)	(10,942)	(0.75)%
Net loans	$2,125	$1,474,962	$1,477,087		$2,424	$1,442,685	$1,445,109
______________________________________
**   All other loans include acquired Non-PCI pools.
Net deferred loan costs of $2.1 million at March 31, 2020 included deferred fees paid by customers of $3.3 million offset by deferred costs of $5.4 million, which include premiums paid for the purchase of residential first mortgages and deferred costs recorded in accordance with ASC 310-20 to capture loan origination costs. Net deferred loan costs of $1.9 million at December 31, 2019 included deferred fees paid by customers of $3.3 million offset by deferred costs of $5.2 million.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At March 31, 2020 and December 31, 2019, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 9.7% and 8.9% of the CRE portfolio at March 31, 2020 and December 31, 2019, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan comprises the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
At March 31, 2020 and December 31, 2019, the largest outstanding commercial real estate loans were $21.0 million and $21.1 million, respectively, which were secured by commercial real estate and performing according to their terms.

Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Bank purchased residential first mortgages of $14.5 million and $41.0 million, respectively.
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $48.7 million or 3.3% of total gross loans of $1.5 billion at March 31, 2020 compared to $52.3 million or 3.6% of total gross loans of $1.5 billion at December 31, 2019.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of March 31, 2020 and December 31, 2019, the Bank serviced $32.7 million and $32.9 million, respectively, in residential mortgage loans for others.

At March 31, 2020 and December 31, 2019, the largest outstanding residential first mortgage loans were $3.0 million and $3.0 million, respectively, which were secured by residences located in the Bank’s market area. The loans were performing according to terms.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1‑4 family units and apartments. As of March 31, 2020 and December 31, 2019, $104.3 million and $97.1 million, respectively, were 1‑4 family units and $28.7 million and $26.5 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the related real property and the related leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $111.8 million or 7.5% of total gross loans of $1.49 billion at March 31, 2020 compared to $102.2 million or 7.0% of total gross loans of $1.45 billion at December 31, 2019.
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
At March 31, 2020 and December 31, 2019, the largest outstanding residential rental mortgage loan was $9.6 million and $9.7 million, respectively, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms.
Construction and Land Development
The Bank offers loans for the construction of one-to-four family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building. The Bank’s construction and land development portfolio was $38.6 million or 2.6% of total gross loans of $1.49 billion at March 31, 2020 compared to $34.1 million or 2.4% of total gross loans of $1.45 billion at December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the largest outstanding construction and land development loans were $9.3 million and $5.3 million, respectively, which were secured by land in the Bank’s market area.
Home Equity and Second Mortgage Loans
The Bank maintains a portfolio of home equity and second mortgage loans. The Bank’s home equity and second mortgage portfolio was $35.9 million or 2.4% of total gross loans of $1.49 billion at March 31, 2020 compared to $36.1 million or 2.5% of total gross loans of $1.45 billion at December 31, 2019. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.

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

The Bank’s commercial loan portfolio was $71.0 million or 4.8% of total gross loans of $1.49 billion at March 31, 2020 compared to $63.1 million or 4.3% of total gross loans of $1.45 billion at December 31, 2019. At March 31, 2020 and December 31, 2019, the largest outstanding commercial loans were $6.4 million and $2.8 million, respectively, which were secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at March 31, 2020 and December 31, 2019.

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

The Bank’s commercial equipment portfolio was $61.9 million or 4.2% of total gross loans of $1.49 billion at March 31, 2020 compared to $63.6 million or 4.4% of total gross loans of $1.45 billion at December 31, 2019. At March 31, 2020 and December 31, 2019, the largest outstanding commercial equipment loans were $2.0 million and $2.1 million, respectively, which were secured by commercial real estate (located in the Bank’s market area), cash and investments. These loans were performing according to terms at March 31, 2020 and December 31, 2019.

U.S. Small Business Administration Paycheck Protection Program (PPP) Loans
There were no PPP loans funded as of March 31, 2020. As of April 30, 2020, the Company had funded or received SBA approvals to fund 770 SBA PPP loans representing $121.5 million. The Company does not expect to establish an allowance for loan losses for PPP loans due to a 100% U.S. government guaranty.

Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,970	12	$1,126	3	$12,096	15
Residential first mortgages	196	1	—	—	196	1
Residential rentals	239	1	46	1	285	2
Home equity and second mortgages	153	3	302	3	455	6
Commercial loans	2,906	3	—	—	2,906	3
Commercial equipment	390	5	21	2	411	7
	$14,854	25	$1,495	9	$16,349	34

	December 31, 2019
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,562	11	$1,687	5	$12,249	16
Residential first mortgages	—	—	830	3	830	3
Residential rentals	—	—	937	5	937	5
Home equity and second mortgages	177	3	271	3	448	6
Commercial loans	1,807	2	1,320	1	3,127	3
Commercial equipment	241	5	25	1	266	6
	$12,787	21	$5,070	18	$17,857	39
Non-accrual loans decreased $1.5 million from $17.9 million or 1.23% of total loans at December 31, 2019 to $16.3 million or 1.10% of total loans at March 31, 2020. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At March 31, 2020, non-accrual loans of $16.3 million included 34 loans, of which $14.1 million, or 86% represented 13 loans and seven customer relationships. Non-accrual loans of $1.5 million (9%) were current with all payments of principal and interest with no impairment at March 31, 2020. Delinquent non-accrual loans were $14.9 million (91%) with specific reserves of $1.6 million at March 31, 2020.
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
Non-accrual loans included TDRs totaling $1.39 million and $1.40 million at March 31, 2020 and December 31, 2019, respectively. These loans were classified as non-accrual solely for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $7.5 million from $13.3 million, or 0.92% of loans, at December 31, 2019 to $20.8 million, or 1.40% of loans, at March 31, 2020.
Non-accrual loans, which did not have a specific allowance for impairment, amounted to $11.0 million and $11.7 million at March 31, 2020 and December 31, 2019, respectively. Interest due but not recognized on these balances at March 31, 2020 and December 31, 2019 was $496,000 and $318,000, respectively. Non-accrual loans with a specific allowance for impairment amounted to $5.3 million and $6.1 million at March 31, 2020 and December 31, 2019, respectively. Interest due but not recognized on these balances at March 31, 2020 and December 31, 2019 was $296,000 and $302,000, respectively.
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

Past due and PCI loans as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
(dollars in thousands)	31‑60 Days	61‑89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$6,028	$—	$10,533	$16,561	$1,730	$959,387	$977,678
Residential first mortgages	330	—	—	330	—	170,465	170,795
Residential rentals	240	—	—	240	—	132,776	133,016
Construction and land dev.	—	—	—	—	—	38,627	38,627
Home equity and second mtg.	99	—	153	252	395	35,290	35,937
Commercial loans	1,148	—	1,807	2,955	—	68,016	70,971
Consumer loans	—	—	—	—	—	1,134	1,134
Commercial equipment	64	12	384	460	—	61,471	61,931
Total	$7,909	$12	$12,877	$20,798	$2,125	$1,467,166	$1,490,089

	December 31, 2019
(dollars in thousands)	31‑60 Days	61‑89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$217	$10,563	$10,780	$1,738	$952,259	$964,777
Residential first mortgages	—	—	—	—	—	167,710	167,710
Residential rentals	—	—	—	—	295	123,306	123,601
Construction and land dev.	—	—	—	—	—	34,133	34,133
Home equity and second mtg.	98	23	177	298	391	35,409	36,098
Commercial loans	—	—	1,807	1,807	—	61,295	63,102
Consumer loans	—	—	—	—	—	1,104	1,104
Commercial equipment	52	159	231	442	—	63,205	63,647
Total	$150	$399	$12,778	$13,327	$2,424	$1,438,421	$1,454,172

There were no loans that were past due 90 days or greater accruing interest at March 31, 2020 and December 31, 2019.

Impaired Loans and Troubled Debt Restructures (“TDRs”)

Troubled debt restructurings ("TDR") are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting for loan modifications as a result of the COVID-19 pandemic. In collaboration with the FASB staff and the SEC, the agencies confirmed that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. There were no funded COVID-19 loan modifications as of March 31, 2020. As of April 30, 2020, the Company had executed 66 loan deferrals on outstanding loan balances of $47.4 million. Also as of April 30, 2020, the Company was processing 305 deferral requests representing $233.5 million in outstanding balances. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change. Refer to Management's Discussion and Analysis for additional information about the interagency guidance and the Bank's COVID-19 loan modification programs.

Impaired loans, including TDRs, at March 31, 2020 and 2019 and at December 31, 2019 were as follows:

	March 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$22,527	$18,250	$4,064	$22,314	$367	$22,347	$140	$22,347	$140
Residential first mortgages	1,738	1,738	—	1,738	—	1,744	16	1,744	16
Residential rentals	656	656	—	656	—	658	6	658	6
Home equity and second mtg.	530	519	—	519	—	519	5	519	5
Commercial loans	2,906	1,807	1,099	2,906	932	2,951	—	2,951	—
Commercial equipment	949	576	350	926	350	939	15	939	15
Total	$29,306	$23,546	$5,513	$29,059	$1,649	$29,158	$182	$29,158	$182

	March 31, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$22,320	$20,019	$2,274	$22,293	$208	$22,373	$184	$22,373	$184
Residential first mortgages	2,507	2,505	—	2,505	—	2,518	27	2,518	27
Residential rentals	1,773	1,768	—	1,768	—	1,779	21	1,779	21
Construction and land dev.	729	729	—	729	—	729	11	729	11
Home equity and second mtg.	257	250	—	250	—	250	2	250	2
Commercial loans	2,672	1,834	827	2,661	700	2,669	27	2,669	27
Commercial equipment	390	199	174	373	150	381	2	381	2
Total	$30,648	$27,304	$3,275	$30,579	$1,058	$30,699	$274	$30,699	$274

	December 31, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,914	$15,919	$4,788	$20,707	$417	$21,035	$813
Residential first mortgages	1,921	1,917	—	1,917	—	1,962	86
Residential rentals	941	937	—	937	—	967	56
Home equity and second mtg.	524	510	—	510	—	519	23
Commercial loans	3,127	1,807	1,320	3,127	210	3,284	152
Commercial equipment	808	585	203	788	201	826	35
Total	$28,235	$21,675	$6,311	$27,986	$828	$28,593	$1,165
TDRs included in the impaired loan schedules above, as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,418	3	$1,420	3
Residential first mortgages	63	1	64	1
Commercial equipment	554	4	565	4
Total TDRs	$2,035	8	$2,049	8
Less: TDRs included in non-accrual loans	(1,394)	(3)	(1,399)	(3)
Total accrual TDR loans	$641	5	$650	5

TDRs decreased $14,000 during the three months ended March 31, 2020 due to principal paydowns. There were no TDRs added during the three months ended March 31, 2020. The Company fully reserved three TDRs totaling $83,000 at March 31, 2020.
The Company had specific reserves of $87,000 on three TDR totaling $88,000 at December 31, 2019. During the year ended December 31, 2019, TDR disposals, which included payoffs and refinancing, included seven loans totaling $4.4 million. TDR loan principal curtailment was $236,000 for the year ended December 31, 2019. There was one TDR added during the year ended December 31, 2019 totaling $25,000.
Allowance for Loan Losses ("ALLL")
The following tables detail activity in the allowance for loan losses at and for the three months ended March 31, 2020 and 2019, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category. There is no allowance for loan loss on the PCI portfolios. A more detailed rollforward schedule will be presented if a PCI allowance is required.

Three Months Ended	March 31, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$—	$—	$1,685	$9,083
Residential first mortgages	464	—	—	398	862
Residential rentals	397	—	—	305	702
Construction and land development	273	—	—	163	436
Home equity and second mortgages	149	—	1	108	258
Commercial loans	1,086	—	5	1,175	2,266
Consumer loans	10	—	—	5	15
Commercial equipment	1,165	—	13	261	1,439
	$10,942	$—	$19	$4,100	$15,061

Three Months Ended	March 31, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,882	$—	$2	$(142)	$6,742
Residential first mortgages	755	—	—	(33)	722
Residential rentals	498	(53)	46	(29)	462
Construction and land development	310	—	—	(162)	148
Home equity and second mortgages	133	—	2	(3)	132
Commercial loans	1,482	—	5	(81)	1,406
Consumer loans	6	(4)	1	5	8
Commercial equipment	910	(685)	56	945	1,226
	$10,976	$(742)	$112	$500	$10,846

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at March 31, 2020 and 2019 and December 31, 2019.

	March 31, 2020				December 31, 2019				March 31, 2019
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$22,314	$953,634	$1,730	$977,678	$20,707	$942,332	$1,738	$964,777	$22,293	$867,122	$1,750	$891,165
Residential first mortgages	1,738	169,057	—	170,795	1,917	165,793	—	167,710	2,505	153,680	468	156,653
Residential rentals	656	132,360	—	133,016	937	122,369	295	123,601	1,768	121,864	886	124,518
Construction and land development	—	38,627	—	38,627	—	34,133	—	34,133	729	32,069	—	32,798
Home equity and second mortgages	519	35,023	395	35,937	510	35,197	391	36,098	250	36,373	123	36,746
Commercial loans	2,906	68,065	—	70,971	3,127	59,975	—	63,102	2,661	68,064	—	70,725
Consumer loans	—	1,134	—	1,134	—	1,104	—	1,104	—	851	—	851
Commercial equipment	926	61,005	—	61,931	788	62,859	—	63,647	373	49,347	—	49,720
	$29,059	$1,458,905	$2,125	$1,490,089	$27,986	$1,423,762	$2,424	$1,454,172	$30,579	$1,329,370	$3,227	$1,363,176
Allowance for loan losses:
Commercial real estate	$367	$8,716	$—	$9,083	$417	$6,981	$—	$7,398	$208	$6,534	$—	$6,742
Residential first mortgages	—	862	—	862	—	464	—	464	—	722	—	722
Residential rentals	—	702	—	702	—	397	—	397	—	462	—	462
Construction and land development	—	436	—	436	—	273	—	273	—	148	—	148
Home equity and second mortgages	—	258	—	258	—	149	—	149	—	132	—	132
Commercial loans	932	1,334	—	2,266	210	876	—	1,086	700	706	—	1,406
Consumer loans	—	15	—	15	—	10	—	10	—	8	—	8
Commercial equipment	350	1,089	—	1,439	201	964	—	1,165	150	1,076	—	1,226
	$1,649	$13,412	$—	$15,061	$828	$10,114	$—	$10,942	$1,058	$9,788	$—	$10,846

At March 31, 2020 and December 31, 2019, the Bank’s allowance for loan losses totaled $15.1 million and $10.9 million, or 1.01% and 0.75%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses inherent in the Company's loan portfolios. The increased provision for loan losses ("PLL") recorded in the first three months of 2020 was due to growth in the loan portfolio and the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. At and for the three months ended March 31, 2020, the Company's ALLL and PLL increased $4.1 million and the ALLL increased 37.6% to $15.1 million at March 31, 2020 from $10.9 million at December 31, 2019. ALLL and PLL increases were primarily due to elevated scores for three qualitative factors (economic conditions, regulatory environment and lending policies and staff capabilities) in the Company's incurred loss model. Management believes that PLL and ALLL as a percent of total loans may increase in future periods if the credit quality of our loan portfolio declines and loan defaults increase as a result of the COVID-19 pandemic.

In addition, during the first quarter of 2020, the Company changed the historical loss factor portfolio segment application from a 5-year average that annualized the current year to date charge-off factor to a rolling 20 Quarter charge-off average. The change resulted in an immaterial change to the ALLL calculation. In addition, the Company will continue to track a total write-off factor (for 20 quarters) that averages charge-offs for all of the Bank’s portfolio segments and a rolling four quarter and rolling eight quarter charge-off rate as it may be appropriate to use these rates if Management believes these charge-off rates are indicative of incurred losses.

Credit Quality Indicators
Credit quality indicators as of March 31, 2020 and December 31, 2019 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	3/31/2020	12/31/2019	3/31/2020	12/31/2019	3/31/2020	12/31/2019
Unrated	$126,211	$102,695	$2,785	$2,075	$39,494	$38,139
Pass	828,041	840,403	35,842	32,058	93,152	84,811
Special mention	202	—	—	—	370	—
Substandard	23,224	21,679	—	—	—	651
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$977,678	$964,777	$38,627	$34,133	$133,016	$123,601

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	3/31/2020	12/31/2019	3/31/2020	12/31/2019	3/31/2020	12/31/2019
Unrated	$17,127	$16,754	$25,633	$26,045	$211,250	$185,708
Pass	50,938	43,221	35,948	37,399	1,043,921	1,037,892
Special mention	—	—	—	—	572	—
Substandard	2,906	3,127	350	203	26,480	25,660
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$70,971	$63,102	$61,931	$63,647	$1,282,223	$1,249,260

	Non-Commercial Portfolios **		Total All Portfolios
(dollars in thousands)	3/31/2020	12/31/2019	3/31/2020	12/31/2019
Unrated	$170,369	$164,991	$381,619	$350,699
Pass	36,353	38,718	1,080,274	1,076,610
Special mention	473	—	1,045	—
Substandard	671	1,203	27,151	26,863
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$207,866	$204,912	$1,490,089	$1,454,172
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2020	12/31/2019	3/31/2020	12/31/2019	3/31/2020	12/31/2019
Performing	$170,795	$167,710	$35,784	$35,921	$1,134	$1,104
Nonperforming	—	—	153	177	—	—
Total	$170,795	$167,710	$35,937	$36,098	$1,134	$1,104
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
Rating 10 – Loss
Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be noncollectable.
Purchased Credit-Impaired Loans and Acquired Loans
PCI loans had an unpaid principal balance of $2.6 million and a carrying value of $2.1 million at March 31, 2020. The carrying value of PCI loans represented 0.12% of total assets at March 31, 2020. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a previously established allowance for loan losses from acquisition.

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019 follows:

	Three Months Ended March 31,		Year Ended
(dollars in thousands)	2020	2019	December 31, 2019
Accretable yield, beginning of period	$677	$733	$733
Additions	—	—	—
Accretion	(139)	(54)	(354)
Reclassification from (to) nonaccretable difference	—	—	330
Other changes, net	—	—	(32)
Accretable yield, end of period	$538	$679	$677
At March 31, 2020 performing acquired loans, which totaled $69.2 million, included a $1.0 million net acquisition accounting fair market value adjustment, representing a 1.47% discount; and PCI loans which totaled $2.1 million, included a $447,000 adjustment, representing a 17.38% discount. At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount; and PCI loans which totaled $2.4 million, included a $516,000 adjustment, representing a 17.55% discount.
During the three months ended March 31, 2020 and 2019 there was $222,000 and $172,000, respectively, of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second and fourth quarter of 2019 which resulted in a reclassification of $330,000 from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of March 31, 2020 and December 31, 2019:

BY ACQUIRED AND NON-ACQUIRED	March 31, 2020	%	December 31, 2019	%
Acquired loans - performing	$69,205	4.65%	$74,654	5.13%
Acquired loans - purchase credit impaired ("PCI")	2,125	0.14%	2,424	0.17%
Total acquired loans	71,330	4.79%	77,078	5.30%
Non-acquired loans**	1,418,759	95.21%	1,377,094	94.70%
Gross loans	1,490,089		1,454,172
Net deferred costs (fees)	2,059	0.14%	1,879	0.13%
Total loans, net of deferred costs	$1,492,148		$1,456,051
______________________________
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2020	As of December 31, 2019
Goodwill	$10,835	$10,835

	As of March 31, 2020			As of December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Core deposit intangible	$3,590	$(1,629)	$1,961	$3,590	$(1,472)	$2,118
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2020 is as follows:

(dollars in thousands)
Remainder of 2020	$434
2021	495
2022	398
2023	302
2024	205
Thereafter	127
$1,961

As of March 31, 2020, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At March 31, 2020 we had goodwill of $10.8 million or 5.85% of equity and CDI of $2.0 million or 1.06% of equity.

Management concluded that COVID-19 created a triggering event and opted to perform a qualitative analysis to determine if a quantitative calculation of impairment should be considered. Based on the qualitative analysis, management concluded that it is not more likely than not that goodwill and CDI were impaired. It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill or CDI to be impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. If management's assessment of the triggering event results in an impairment charge it would be recorded in that quarter. In the event that the Company concludes that all or a portion of its goodwill and CDI are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2020	2019	2019
Balance at beginning of year	$7,773	$8,111	$8,111
Additions of underlying property	—	3,215	3,567
Disposals of underlying property	(703)	(316)	(3,004)
Valuation allowance	(732)	(61)	(901)
Balance at end of period	$6,338	$10,949	$7,773
During the three months ended March 31, 2020 and 2019, OREO additions were zero and $3.2 million, respectively. During the three months ended March 31, 2019, additions of $3.2 million were for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling cost, establishing a new costs basis.
During the three months ended March 31, 2020, the Company disposed of a commercial lot with a carrying value of $703,000 for proceeds of $700,000 resulting in a loss of $3,000. During the three months ended March 31, 2019, the Company recognized net gains of $10,000 on the disposal of $316,000 of commercial lots for proceeds of $326,000. In connection with the sale, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2020 and December 31, 2019.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Valuation allowance	$732	$61
Losses (gains) on dispositions	3	(10)
Operating expenses	47	5
	$782	$56

NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	March 31, 2020		December 31, 2019
	Balance	%	Balance	%
Noninterest-bearing demand	$254,114	16.80%	$241,174	15.95%
Interest-bearing:
Demand	517,069	34.19%	523,802	34.65%
Money market deposits	281,656	18.62%	283,438	18.75%
Savings	73,874	4.88%	69,254	4.58%
Certificates of deposit	385,876	25.51%	394,169	26.07%
Total interest-bearing	1,258,475	83.20%	1,270,663	84.05%
Total Deposits	$1,512,589	100.00%	$1,511,837	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at March 31, 2020 and December 31, 2019 was $78.7 million and $86.6 million, respectively.
The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At March 31, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $250.6 million which represented 16.6% of total deposits. At December 31, 2019, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits. The reported concentrations at March 31, 2020 and December 31, 2019 were with local municipal agencies.
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
At March 31, 2020, the Company had lease liabilities totaling $8.4 million and right of use assets totaling $8.3 million related to these leases. Remaining lease terms range from 1.40 years to 25 years. The right of use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.
For the three months ended March 31, 2020, the weighted average remaining lease term for operating leases was 18.7 years and the weighted average discount rate used in the measurement of operating leases was 3.50%. Operating lease cost for the three months ended March 31, 2020 and 2019 was $198,000 and $231,000, respectively and cash paid for amounts included in the measurement of lease liabilities for the same time periods were $172,000 and $183,000 respectively.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2020

Lease payments due:
Within one year	$701
After one but within two years	643
After two but within three years	605
After three but within four years	614
After four but within five years	624
After five years	8,615
Total undiscounted cash flows	$11,802
Discount on cash flows	3,405
Total lease liability	$8,397

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
NOTE 9 – SUBORDINATED NOTES
On February 15, 2020, the Company used $10.6 million in net proceeds from a common stock private placement offering and a cash dividend from the Bank to redeem the Company's outstanding $23.0 million of 6.25% fixed to floating rate subordinate notes. The subordinated notes qualified as Tier 2 regulatory capital.
NOTE 10 – REGULATORY CAPITAL
The Bank’s primary regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC. The Company is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

The Company and Bank are subject to the Basel III Capital Rules which establish a comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s “Basel III” framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. The capital conservation buffer was phased-in over a three-year period before reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules. The rules revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
As of March 31, 2020 and December 31, 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Common equity		$185,267	$181,494	$193,741	$202,604
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,422)	(1,534)	(1,422)	(1,534)
AOCI (gains) losses		(3,159)	(1,504)	(3,159)	(1,504)
Common Equity Tier 1 Capital		169,851	167,621	178,325	188,731
TRUPs		12,000	12,000	—	—
Tier 1 Capital		181,851	179,621	178,325	188,731
Allowable reserve for credit losses and other Tier 2 adjustments		15,112	10,993	15,112	10,993
Subordinated notes		—	23,000	—	—
Tier 2 Capital		$196,963	$213,614	$193,437	$199,724
Risk-Weighted Assets ("RWA")		$1,538,846	$1,508,352	$1,537,295	$1,506,766
Average Assets ("AA")		$1,782,372	$1,782,834	$1,780,765	$1,781,415
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.04%	11.11%	11.60%	12.53%
Tier 1 Capital to RWA	8.50	11.82	11.91	11.60	12.53
Tier 2 Capital to RWA	10.50	12.80	14.16	12.58	13.26
Tier 1 Capital to AA (Leverage) (2)	n/a	10.20	10.08	10.01	10.59
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. PCA well capitalized is defined as 5.00%.
The Company's Tier 2 capital decreased during the first quarter of 2020 due to the redemption of the Company's outstanding $23.0 million of 6.25% fixed to floating rate subordinated notes in February 2020. The Bank's Tier 1 and Tier 2 capital decreased during the first quarter of 2020 due to a $13.0 million cash dividend from the Bank to the Company to redeem the Company's subordinated notes (see NOTE 9 – SUBORDINATED NOTES).

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

Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2020 and December 31, 2019, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$31,974	$—	$31,974	$—
CMOs	134,284	—	134,284	—
U.S. Agency	1,336	—	1,336	—
Asset-backed securities issued by Others:
Residential CMOs	313	—	313	—
Student Loan Trust CMOs	17,622	—	17,622	—
Callable GSE Agency Bonds	—	—	—	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,499	—	1,499	—
Municipal bonds	26,885	—	26,885	—
Total available for sale securities	$214,163	$—	$214,163	$—

Equity securities carried at fair value through income
CRA investment fund	$4,768	$—	$4,768	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$36,092	$—	$36,092	$—
CMOs	146,932	—	146,932	—
U.S. Agency	9,733	—	9,733	—
Asset-backed securities issued by others:
Residential CMOs	371	—	371	—
Callable GSE Agency Bonds	2,002	—	2,002	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,489	—	1,489	—
Municipal bonds	11,318	—	11,318	—
Total available for sale securities	$208,187	$—	$208,187	$—

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$4,669	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 were included in the tables below.

(dollars in thousands)	March 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$3,697	$—	$—	$3,697
Commercial loans	167	—	—	167
Total loans with impairment	$3,864	$—	$—	$3,864
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$6,338	$—	$—	$6,338

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,371	$—	$—	$4,371
Commercial loans	1,110	—	—	1,110
Commercial equipment	2	—	—	2
Total loans with impairment	$5,483	$—	$—	$5,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$7,773	$—	$—	$7,773
Loans with impairment had unpaid principal balances of $5.5 million and $6.3 million at March 31, 2020 and December 31, 2019, respectively.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2020 and December 31, 2019.

March 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$3,864	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (30)%

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% (10)%

Other real estate owned	$6,338	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (25)%

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$5,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (13)%

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 50% (n/a%)

Other real estate owned	$7,773	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (18)%

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

The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$214,163	$214,163	$—	$214,163	$—
Equity securities carried at fair value through income	4,768	4,768	—	4,768
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	5,627	5,627	—	5,627	—
Net loans receivable	1,477,087	1,434,088	—	—	1,434,088
Accrued Interest Receivable	5,077	5,077	—	5,077	—
Investment in BOLI	37,399	37,399	—	37,399	—

Liabilities
Savings, NOW and money market accounts	$1,126,713	$1,126,713	$—	$1,126,713	$—
Time deposits	385,876	388,902	—	388,902	—
Short-term borrowings	27,000	27,012	—	27,012	—
Long-term debt	67,353	67,435	—	67,435	—
TRUPs	12,000	9,340	—	9,340	—
See the Company’s methodologies disclosed in Note 20 of the Company’s 2019 Form 10-K for the fair value methodologies used as of December 31, 2019:

December 31, 2019	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$208,187	$208,187	$—	$208,187	$—
Equity securities carried at fair value through income	4,669	4,669	—	4,669	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,447	3,447	—	3,447	—
Net loans receivable	1,445,109	1,424,506	—	—	1,424,506
Accrued Interest Receivable	5,019	5,019	—	5,019	—
Investment in BOLI	37,180	37,180	—	37,180	—

Liabilities
Savings, NOW and money market accounts	$1,117,668	$1,117,668	$—	$1,117,668	$—
Time deposits	394,169	396,492	—	396,492	—
Short-term borrowings	5,000	5,007	—	5,007	—
Long-term debt	40,370	40,588	—	40,588	—
TRUPs	12,000	10,129	—	10,129	—
Subordinated notes	23,000	23,031	—	23,031	—

At March 31, 2020 and December 31, 2019, the Company had outstanding loan commitments and standby letters of credit with customers of $51.2 million and $96.6 million, respectively, and $23.6 million and $22.3 million, respectively. Additionally, at March 31, 2020 and December 31, 2019, customers had $225.2 million and $230.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income for the three months ended March 31, 2020 and 2019. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three months ended March 31, 2020 and 2019. Reclassification adjustments are recorded in non-interest income.

(dollars in thousands)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$1,869	$457	$1,412	$1,896	$522	$1,374
Reclassification adjustments	329	86	243	—	—	—
Other comprehensive income	$2,198	$543	$1,655	$1,896	$522	$1,374

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019.

(dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$1,504	$(1,847)
Other comprehensive gains, net of tax before reclassifications	1,412	1,374
Amounts reclassified from accumulated other comprehensive gain	243	—
Net other comprehensive income	1,655	1,374
End of period	$3,159	$(473)

NOTE 14 - EARNINGS PER SHARE (“EPS”)
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. There were no outstanding stock options at March 31, 2020 for the Company to apply the treasury method to account for potential common shares that may have been issued.

Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Net Income	$2,748	$3,877

Average number of common shares outstanding	5,886,981	5,558,137
Dilutive effect of common stock equivalents	—	—
Average number of shares used to calculate diluted EPS	5,886,981	5,558,137

Earnings Per Common Share
Basic	$0.47	$0.70
Diluted	$0.47	$0.70

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

(dollars in thousands)	Three Months Ended March 31,
	2020	2019
Current income tax expense	$739	$1,377
Deferred income tax expense (benefit)	(796)	(61)
Income tax (benefit) expense as reported	$(57)	$1,316

Effective tax rate	(2.1)%	25.3%
Net deferred tax assets totaled $6.4 million at March 31, 2020 and $6.2 million at December 31, 2019. No valuation allowance for deferred tax assets was recorded at March 31, 2020 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The decrease in income tax expense for the three months ended March 31, 2020 was primarily due to a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.
The effective income tax rates differed from the statutory federal and state income tax rates during 2020 primarily due to an adjustment of $743,000 related to state apportionment of interest income on loans. The Company’s consolidated effective tax rate is expected to be between 25.40% and 26.06% in 2020. In addition, the effective income tax rates differed from the statutory federal and state income tax rates due to the effect of tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.
The effective tax rate differed from the statutory federal and state income rates during 2019 primarily due to the effect of tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.

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
Stock-based compensation expense totaled $76,000 and $77,000 for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense consisted of the vesting of grants of restricted stock. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. As of March 31, 2020, and December 31, 2019, unrecognized stock compensation expense was $522,000 and $304,000, respectively. The following tables summarize the nonvested restricted stock awards outstanding at March 31, 2020 and December 31, 2019, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	14,440	$25.79
Granted	9,065	33.42
Vested	(4,639)	33.66
Cancelled	(292)	32.84
Nonvested at March 31, 2020	18,574	$33.18

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	25,473	$28.76
Granted	6,524	31.82
Vested	(17,557)	25.83
Cancelled	—	—
Nonvested at December 31, 2019	14,440	$25.79

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019. You should read this table together with our consolidated financial statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10-K for the year ended December 31, 2019.

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
KEY OPERATING RATIOS
Return on average assets	0.61%	0.91%
Return on average common equity	6.00	9.85
Average total equity to average total assets	10.20	9.27
Interest rate spread	3.21	3.05
Net interest margin	3.43	3.31
Cost of funds	0.93	1.25
Cost of deposits	0.82	1.07
Cost of debt	2.61	3.68
Efficiency ratio	58.78	59.62
Non-interest expense to average assets	2.15	1.98
Net operating expense to average assets	1.68	1.73
Avg. int-earning assets to avg. int-bearing liabilities	124.44	120.52
Net charge-offs to average loans	—	0.19
COMMON SHARE DATA
Basic net income per common share	$0.47	$0.70
Diluted net income per common share	0.47	0.70
Cash dividends paid per common share	0.125	0.125
Weighted average common shares outstanding:
Basic	5,886,981	5,558,137
Diluted	5,886,981	5,558,137

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019
COMMON SHARE DATA
Book value per common share	$31.35	$30.76
Tangible book value per common share**	29.18	28.57
Common shares outstanding at end of period	5,910,064	5,900,249
OTHER DATA
Full-time equivalent employees	196	194
Branches	12	12
Loan Production Offices	4	4
CAPITAL RATIOS
Tier 1 capital to average assets	10.20%	10.08%
Tier 1 common capital to risk-weighted assets	11.04	11.11
Tier 1 capital to risk-weighted assets	11.82	11.91
Total risk-based capital to risk-weighted assets	12.80	14.16
Common equity to assets	10.14	10.10
Tangible common equity to tangible assets	9.51	9.44
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

(a)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.
(b)At March 31, 2020 and December 31, 2019, the Bank had total TDRs of $2.04 million and $2.05 million, respectively, with $1.39 million and $1.40 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

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
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Reconciliation of US GAAP Net Income, Earnings Per Share (EPS), Return on Average Assets (ROAA) and Return on Average Common Equity (ROACE) to Non-GAAP Operating Net Income, EPS, ROAA and ROACE
This Form 10-Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain operating performance measures, which exclude merger and acquisition costs. These expenses are not considered part of recurring operations, such as “operating net income,” “operating earnings per share,” “operating return on average assets,” and “operating return on average common equity.” These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2020	2019
Net income (as reported)	$2,748	$3,877
Merger and acquisition costs (net of tax)	—	—
Non-GAAP operating net income	$2,748	$3,877

Income before income taxes (as reported)	$2,691	$5,193
Merger and acquisition costs ("M&A")	—	—
Adjusted pretax income	2,691	5,193
Income tax expense	(57)	1,316
Non-GAAP operating net income	$2,748	$3,877

GAAP diluted earnings per share ("EPS")	$0.47	$0.70
Non-GAAP operating diluted EPS before M&A	$0.47	$0.70

GAAP return on average assets ("ROAA")	0.61%	0.91%
Non-GAAP operating ROAA before M&A	0.61%	0.91%

GAAP return on average common equity ("ROACE")	6.00%	9.85%
Non-GAAP operating ROACE before M&A	6.00%	9.85%

Weighted average common shares outstanding	5,886,981	5,558,137
Average assets	$1,797,426	$1,699,188
Average equity	$183,272	$157,443

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Reconciliation of US GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.
This Form 10-Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

(dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019	March 31, 2019
Total assets	$1,826,621	$1,797,536	$1,711,947
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	1,961	2,118	2,625
Total intangible assets	12,796	12,953	13,460
Tangible assets	$1,813,825	$1,784,583	$1,698,487

Total common equity	$185,267	$181,494	$159,080
Less: intangible assets	12,796	12,953	13,460
Tangible common equity	$172,471	$168,541	$145,620

Common shares outstanding at end of period	5,910,064	5,900,249	5,581,521

GAAP common equity to assets	10.14%	10.10%	9.29%
Non-GAAP tangible common equity to tangible assets	9.51%	9.44%	8.57%

GAAP common book value per share	$31.35	$30.76	$28.50
Non-GAAP tangible common book value per share	$29.18	$28.57	$26.09

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses ("ALLL"), the valuation of OREO and the valuation of deferred tax assets to be critical accounting policies. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.
For additional information regarding the ALLL, OREO and the valuation of deferred taxes, refer to Notes 1, 3, 6 and 14 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2019.

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

Our customer focus is to serve small and medium-sized commercial businesses with revenues between $5.0 million and $35.0 million as well as local municipal agencies and not-for-profits. Relationship teams provide customers with specific banker contacts and a support team to address product and service demands. Our ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Excelling at customer service is a critical part of our culture, and our structure provides a consistent and superior level of professional service. The Bank’s marketing is directed towards increasing balances of transactional deposit accounts which will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings.

The Company’s income is primarily earned from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits. One of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread. In addition to earning interest on our loans and investments, we earn income through fees and other charges for services to our clients.
On December 31, 2019, the Company issued a total of 312,747 shares of its common stock, par value $0.01 in a private placement offering. The Company received net proceeds of $10.6 million after deal expenses. On February 15, 2020, the Company used the proceeds and a cash dividend from the Bank to redeem the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes. The redemption of the $23.0 million in subordinated notes in February 2020 will reduce interest expense by approximately $1.4 million on an annualized basis and be accretive to earnings. The annualized positive impact on net interest margin is estimated to be between eight and nine basis points. The Company remains well capitalized at March 31, 2020 with a Tier 1 capital to average assets (leverage ratio) of 10.20% at March 31, 2020 compared to 10.08% at December 31, 2019.
COVID-19
The following sections discuss the risks and uncertainties, accounting treatments, specific COVID-19 programs and Company actions taken as of March 31, 2020 through the filing date of this Form 10-Q.
Local Impact
The outbreak of COVID-19 has adversely impacted a range of industries in the Company's footprint. The length and the severity of the pandemic could prevent our customers from fulfilling their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic on March 11, 2020. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company's employees or business to date, COVID-19 could potentially create business continuity issues for the Company.
Governmental and Regulatory Response
Congress, the President of the United States ("POTUS"), and the Federal Reserve have taken actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company's operations. Included as part of the CARES Act was a $349 billion loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the paycheck protection program ("PPP"). Under the PPP, small businesses, sole proprietorship, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the Bank has implemented commercial and retail loan deferral programs based on recently issued regulatory and accounting guidance to assist impacted customers. Since the CARES Act passed additional stimulus relief has been provided to add additional funding to support small business programs as well as other industries. There are on-going discussions between Congress and POTUS of additional stimulus bills and funding for the spring and summer of 2020.

On April 9, 2020 and April 30, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes three new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, (2) the Main Street Expanded Loan Facility, or MSELF, and (3) the Main Street Priority Loan Facility, or MSPLF. MSNLF loans are unsecured term loans originated on or before April 24, 2020. MSPLF loans are unsecured term loans originated after April 24, 2020 that have different treatment from MSPLF loans in connection with borrowers' existing debt obligations. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 15,000 employees or $5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt (subject to certain exceptions).

The Federal Reserve also stated that it would provide an additional lending facility to fund banks offering SBA PPP loans (the Federal Reserve "PPPL" program) to struggling small businesses. Lenders participating in the SBA PPP will be able to exclude loans financed by the facility from the leverage ratio. PPPL advances will be non-recourse and have the same two-year term as the pledged PPP loan. Lenders will pay a fixed interest rate of 0.35% and receive 100% value for the pledged PPP loan collateral.

In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of at least 250,000 or counties with a population of at least 500,000. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Our business is dependent upon the willingness and ability of customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows. While it is not possible to know the extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company's operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
At March 31, 2020, the Company continued to be in a strong financial and operational condition. The Company had a Tier 1 leverage ratio of 10.20% and a Tier 1 risk-based capital ratio of 11.82%. Our ratio of nonperforming loans to total assets was 1.28% and the ratio of nonperforming loans to total loans was 1.14%. We believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic. At and for the three months ended March 31, 2020, the Company's allowance for loan loss ("ALLL") and provision for loan losses were materially impacted. While we have not yet experienced any charge-offs related to COVID-19, our allowance calculation and resulting provision for loan losses are significantly impacted by changes in various qualitative factors. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged. For additional information, please refer to "Allowance for Loan Losses" below.

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% from 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which could negatively impact net interest income and noninterest income.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with customers facing financial hardship caused by COVID-19 to ensure they have the support needed for their situation. Some measures include assisting customers with stopping recurring transactions to ensure overdraft fees are eliminated and to waive certain other fees as deemed necessary. In addition, the Bank may experience a reduction in referral fees and fees for its investment services. Any reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact fee income in future periods.

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers' ability to repay in future periods.
Our interest income could be adversely affected in future periods as a result of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio, the effects of lower interest rates and lower levels of deposits in future periods, which could decrease our average interest-bearing liabilities. The impact of the COVID-19 pandemic and possible decreases in interest-bearing deposits could result in an increase in borrowed funds in 2020, which we generally expect to be at lower interest rates in comparison to 2019. As a result of the reductions in the targeted federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

Capital and liquidity

We believe the Company has sufficient capital to withstand an extended economic recession brought about by COVID-19. However, our reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt, pay Company holding company expenses as well as to fund common shareholder dividends. If the Company's capital deteriorates and the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt, pay holding company expenses or fund common shareholder dividends. The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If wholesale funding costs are elevated for an extended period of time, it could have an adverse effect on the Company's net interest margin. If an extended recession caused large numbers of the Company's deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Company is participating in the Federal Reserve Bank's PPPL Program. There were no advances under the PPPL program as of March 31, 2020. As of April 30, 2020, the Company's outstanding PPPL advances were $106.2 million. It is the Company's intention to fund most PPP loans through the PPPL program.

Asset valuation

We do not expect COVID-19 to affect our ability to timely value assets, however, this could change in future periods. While certain valuation assumptions and judgments could change to account for pandemic-related circumstances such as widening credit spreads or the value of loan collateral and other real estate owned ("OREO"), the Company does not anticipate significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP.

As of March 31, 2020, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At March 31, 2020, we had goodwill of $10.8 million or 5.85% of equity and CDI of $2.0 million or 1.06% of equity.

Management concluded that COVID-19 created a triggering event and opted to perform a qualitative analysis to determine if a quantitative calculation of impairment should be considered. Based on the qualitative analysis, management concluded that it is not more likely than not that goodwill and CDI were impaired. It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill or CDI to be impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. If management's assessment of the triggering event results in an impairment charge it would be recorded in that quarter. In the event that the Company concludes that all or a portion of its goodwill and CDI are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Enterprise Risk Management Committee assists the Board of Directors with oversight responsibilities which include the assurance that policies and procedures exist to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. Management's Pandemic team, which includes members the Executive team, Accounting, Risk, Information Technology, Lending, Operations, Human Resources, and Facilities meets at least weekly and more frequently as needed. Executive management reports at least weekly or more as needed to the Chairman of the Board and Lead Director of the Company. The Board is updated on a regular basis and as needed by Executive management, the Chairman of the Board and Lead Director.

Shortly after invoking the Plan, the Company deployed a successful remote working strategy. This allowed us to provide timely communication to team members as well as to our customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including critical customer relief efforts. The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. Improvements to the Company's technology platforms over the last several years enabled the successful transition to a remote work environment for certain employees whose job responsibilities can be carried out effectively from home. Due to the nature of their functions, some employees continue to operate from physical Company locations. Asking certain employees to work remotely assisted in implementing safer social distancing standards. To prepare for potential staffing shortages resulting from an anticipated peak in COVID-19 cases, the Pandemic team has assessed critical team members and determined appropriate contingency and succession plans are in place to ensure continued operations.

The Board and Executive management remain focused on the well-being of our employees. To help maintain high morale and assist with family needs, our marketing and human relations departments create thoughtful recognition events including spot bonuses for branch and internal employees while they continue their exceptional work. Executive management established regular communications with employees to keep them informed of benefits available to them and steps we are taking to keep them safe.

The Company does not anticipate incurring additional material costs related to deployment of our remote working strategy. The Company does not anticipate significant challenges to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraints in its execution of business continuity plans.

Retail operations

The Company is committed to assisting our customers and communities in this time of need. To ensure the health and safety of our customers and employees, all branch locations are serving customers through the drive thru only. Customers who need branch access, including safe deposit box access, are able to make appointments to address these needs. Our branches have been supplied with masks, gloves and disinfectant materials for employees to use throughout the day. All facilities and ATMs are being cleaned daily. The Company has been able to perform all customer requests including onboarding and closing accounts effectively, through its online channel, the drive thru and through branch staff. The Customer Support Center is successfully managing the volume of incoming calls and customer needs.

We are helping our deposit customers. Some measures include assisting customers with stopping recurring transactions to eliminate overdraft fees and increasing deposit and withdraw limits on our mobile App. We are monitoring the Customer Support Center staffing to ensure successful management of call volume. We continue to perform all customer requests including onboarding and closing accounts effectively, through our online channel, the drive thru and branch staff. Increasing deposit limits will prove beneficial for those receiving stimulus checks. We continue to support the communities we serve as demonstrated by staff members making donations to those in need.

During the pandemic, the Company continues to monitor the safety of our staff and customers. With reduced access to the lobby, our staffing is adequate to address the requests for time off by any of our employees who are impacted by family related matters, such as health or child care issues. Departments are teaming up to ensure the Bank maintains the level of service needed to serve our customers.

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company tailored payment deferral programs for our business and individual customers who are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment between 90 and 180 days. There were no loan deferral agreements completed as of March 31, 2020. As of April 30, 2020, the Company had executed 66 loan deferrals on outstanding loan balances of $47.4 million. As of April 30, 2020, the Company was processing 305 deferral requests representing $233.5 million in outstanding balances. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change.

With the passage of the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA"), the Company is actively assisting its customers and community businesses with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. There were no funded PPP loans as of March 31, 2020. As of April 30, 2020, the Company had funded or received SBA approvals to fund 770 SBA PPP loans representing $121.5 million in funding. In addition, due to a second round of funding authorized by POTUS and Congress, as of April 30, 2020, the Bank had an additional 58 SBA PPP loan requests representing $3.5 million in underwriting that have not yet been submitted to the SBA. We expect to assist the community by lending through the PPP until the program's authorized funding is depleted.

Due to the 100% guaranty of the SBA and the underwriting process the Bank's employees followed, there are no credit issues anticipated with SBA PPP loans. As a result, the Company does not expect to establish an allowance for loan losses for PPP loans. The Bank began accepting applications from local businesses on April 3, 2020. As an approved SBA 7(a) lender, the Bank has SBA PPP access for multiple users and is prepared to continue processing PPP applications if additional funds are provided to the PPP program by Congress. We began closing and funding PPP loans the week of April 13, 2020.

We expect the COVID-19 pandemic to have an adverse effect on our loan pipeline and the credit quality of our loan portfolio during the remainder of 2020. Disruption to our customers could result in increased loan delinquencies and defaults and a decline in local loan demand. However, it is not possible to project the impact with any precision at this time.

Credit
The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with applicable regulatory guidelines. As a result of the current economic environment caused by COVID-19, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required ALLL and record additional credit loss expense. It is possible that the Company's asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
As of March 31, 2020, some credit metrics used in our ALLL methodology were not yet affected by the COVID-19 crisis (e.g., delinquency, loan classifications, charge-offs).

Management's COVID-19 credit analysis is included in the Asset Quality discussion of this MD&A.

On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructuring ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The loan modifications must be executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This interagency guidance is expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time.

We anticipate that a significant portion of the Bank's borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, our financial condition, capital levels and results of operations could be adversely affected.

While all industries have and will continue to experience adverse impacts as a result of COVID-19, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be "at-risk" of significant impact as of March 31, 2020.

(dollars in thousands)	March 31, 2020
Industry	Principal Balance	% of Loan Portfolio	Unused Commitment
Hotels	$61,875	4.2%	$22,138
Restaurants & Food Service	$25,577	1.7%	$968
Arts, Entertainment, and Recreation	$15,749	1.1%	$2,468
Retail Trade	$17,756	1.2%	$3,191
Subsequent events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Recent Developments
The reductions in interest rates mentioned above and the potential impacts to credit losses and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. See Part II, Item 1A, "Risk Factors" for additional information regarding the risks associated with COVID-19. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the provision for loan losses.
Earnings Summary
The Company reported net income for the three months ended March 31, 2020 of $2.7 million or diluted earnings per share of $0.47 compared to net income of $3.9 million or $0.70 per diluted share for the three months ended March 31, 2019. The Company’s ROAA and ROACE were 0.61% and 6.00% for the three months ended March 31, 2020 compared to 0.91% and 9.85% in March 31, 2019.
The $1.1 million decrease to net income in the first quarter of 2020 compared to the same quarter in 2019 was due to increased provision for loan losses and noninterest expense, partially offset by increased net interest income and noninterest income. Decreases to income before taxes were partially offset by decreased income tax expense of $1.4 million for the comparable periods. The decrease in income tax expense was due to a change in the Company's state tax apportionment approach and included adjustments in the first quarter of 2020 for amended income tax filings of the Company and Bank. Adjustments to the allowance for loan loss, the provision for loan losses and income tax expense are more fully explained below in this MD&A.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change

Interest and dividend income	$18,039	$17,797	$242	1.4%
Interest expense	3,686	4,760	(1,074)	(22.6)%
Net interest income	14,353	13,037	1,316	10.1%
Provision for loan losses	4,100	500	3,600	720.0%
Noninterest income	2,121	1,061	1,060	99.9%
Noninterest expense	9,683	8,405	1,278	15.2%
Income before income taxes	2,691	5,193	(2,502)	(48.2)%
Income tax (income) expense	(57)	1,316	(1,373)	(104.3)%
Net income	$2,748	$3,877	$(1,129)	(29.1)%

Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,502	$16,129	$373	2.3%
Taxable interest and dividends on investment securities	1,469	1,623	(154)	(9.5)%
Interest on deposits with banks	68	45	23	51.1%
Total Interest and Dividend Income	18,039	17,797	242	1.4%

Interest Expenses
Deposits	3,044	3,768	(724)	(19.2)%
Short-term borrowings	69	334	(265)	(79.3)%
Long-term debt	573	658	(85)	(12.9)%
Total Interest Expenses	3,686	4,760	(1,074)	(22.6)%

Net Interest Income (NII)	$14,353	$13,037	$1,316	10.1%
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
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds rate by a total of 75 basis points in the second half of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income between 2019 and 2020.
The sharp decline in interest rates during the first quarter of 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Due to a slightly liability-sensitive balance sheet, the Company experienced increasing net interest margin in the first quarter of 2020 and increasing margins are likely to continue into the second quarter of 2020. Some compression of our net interest margin is foreseeable in the second half of 2020 due to the COVID-19 crisis as the Bank will likely maintain higher levels of liquidity and loan growth will likely slow due to delays in business investment activity.
The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid thereon for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$955,035	$11,245	4.71%	$887,955	$10,468	4.72%
Residential first mortgages	170,994	1,512	3.54%	156,897	1,496	3.81%
Residential rentals	131,920	1,353	4.10%	124,221	1,524	4.91%
Construction and land development	37,106	467	5.03%	31,397	457	5.82%
Home equity and second mortgages	36,028	453	5.03%	36,784	526	5.72%
Commercial and equipment loans	126,535	1,459	4.61%	117,716	1,644	5.59%
Consumer loans	1,118	13	4.65%	829	14	6.76%
Allowance for loan losses	(11,203)	—	—	(11,143)	—	0.00%
Loan portfolio (1)	1,447,533	16,502	4.56%	1,344,656	16,129	4.80%
Investment securities	215,500	1,482	2.75%	227,352	1,637	2.88%
Interest-bearing deposits in other banks	6,547	39	2.38%	4,330	25	2.31%
Federal funds sold	4,028	16	1.59%	751	6	3.20%
Interest-Earning Assets ("IEAs")	1,673,608	18,039	4.31%	1,577,089	17,797	4.51%
Cash and cash equivalents	24,108			17,661
Goodwill	10,835			10,835
Core deposit intangible	2,064			2,743
Other assets	86,811			90,860
Total Assets	$1,797,426			$1,699,188
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$246,304	$—	—%	$209,321	$—	—%
Interest-bearing demand deposits
Savings	$71,086	$18	0.10%	$70,536	$17	0.10%
Interest-bearing demand and money market accounts	784,758	1,324	0.67%	680,188	1,705	1.00%
Certificates of deposit	390,528	1,702	1.74%	449,962	2,046	1.82%
Total interest-bearing deposits	1,246,372	3,044	0.98%	1,200,686	3,768	1.26%
Total Deposits	1,492,676	3,044	0.82%	1,410,007	3,768	1.07%
Long-term debt	55,095	260	1.89%	20,425	146	2.86%
Short-term borrowings	16,533	69	1.67%	52,422	334	2.55%
Subordinated Notes	14,912	184	4.94%	23,000	359	6.24%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	129	4.30%	12,000	153	5.10%
Total Debt	98,540	642	2.61%	107,847	992	3.68%
Interest-Bearing Liabilities ("IBLs")	1,344,912	3,686	1.10%	1,308,533	4,760	1.46%
Total Funds	1,591,216	3,686	0.93%	1,517,854	4,760	1.25%
Other liabilities	22,938			23,891
Stockholders’ equity	183,272			157,443
Total Liabilities and Stockholders’ Equity	$1,797,426			$1,699,188
Net interest income		$14,353			$13,037
Interest rate spread			3.21%			3.05%
Net yield on interest-earning assets			3.43%			3.31%
Avg. loans to avg. deposits			96.98%			95.37%
Avg. transaction deposits to total avg. deposits **			73.84%			68.09%
Ratio of average IEAs to average IBLs			124.44%			120.52%
__________________________

(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $222,000 and $172,000 of accretion interest during the three months ended March 31, 2020 and 2019, respectively.
**Transaction deposits excluded time deposits
The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.
For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$1,173	$(800)	$373
Investment securities, federal funds sold and interest-bearing deposits	(44)	(87)	(131)
Total interest-earning assets	$1,129	$(887)	$242

Interest-bearing liabilities:
Savings	$—	$1	$1
Interest-bearing demand and money market accounts	176	(557)	(381)
Certificates of deposit	(259)	(85)	(344)
Long-term debt	164	(50)	114
Short-term borrowings	(150)	(115)	(265)
Subordinated notes	(100)	(75)	(175)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(24)	(24)
Total interest-bearing liabilities	$(169)	$(905)	$(1,074)
Net change in net interest income	$1,298	$18	$1,316
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $222,000 and $172,000 of accretion interest during the three months ended March 31, 2020 and 2019, respectively.
Net interest income totaled $14.4 million for the three months ended March 31, 2020, which represents a $1.3 million or 10.1% increase from $13.0 million for the three months ended March 31, 2019. As a result of organic growth, average total earning assets increased $96.5 million, or 6.1% for the three months ended March 31, 2020 to $1,673.6 million compared to $1,577.1 million for the three months ended March 31, 2019. The increase in average total earning assets for the three months ended March 31, 2020 from the comparable quarter in 2019, resulted primarily from a $102.9 million, or 7.7%, increase in average loans, partially offset by a $6.4 million, or 2.7%, decrease in average investment securities, federal funds sold and interest-bearing deposits. Interest income increased $242,000 for the three months ended March 31, 2020 compared to the first quarter of 2019. The increase in interest income resulted from larger average balances of interest-earning assets contributing $1.1 million partially offset by lower interest yields accounting for $887,000.
Average total interest-bearing liabilities increased $36.4 million, or 2.8%, for the three months ended March 31, 2020 to $1,344.9 million compared to $1,308.5 million for the three months ended March 31, 2019. During the same time, average noninterest-bearing demand deposits increased $37.0 million, or 17.7%, to $246.3 million compared to $209.3 million. Interest expense decreased $1.1 million for the three months ended March 31, 2020 compared to the first quarter of 2019. Lower interest rates accounted for $905,000 of the decrease in interest expense and decreases in the average balance of interest-bearing liabilities contributed $169,000. For the three-month comparative periods, average short-term borrowings and long-term debt decreased $1.2 million. During the three months ended March 31, 2020, average transaction accounts, which include all accounts except for time deposits, increased $142.1 million or 14.8% to $1,102.1 million from $960.0 million for the three months ended March 31, 2019. During the same time, average time deposits decreased $59.4 million or 13.2% to $390.5 million for the three months ended March 31, 2020.

Net interest margin of 3.43% for the three months ended March 31, 2020 was 12 basis points higher than the 3.31% for the three months ended March 31, 2019. The increase in net interest margin from the first quarter of 2019 resulted primarily from the Company’s overall funding costs decreasing at a faster rate than interest earning asset yields. Interest earning asset yields decreased 20 basis points from 4.51% for the three months ended March 31, 2019 to 4.31% for the three months ended March 31, 2020. The Company’s cost of funds decreased 32 basis points from 1.25% for the three months ended March 31, 2019 to 0.93% for the three months ended March 31, 2020. Net interest income was impacted by accretion interest of $222,000 and $172,000 for the three months ended March 31, 2020 and 2019, respectively.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Provision for loan losses	$4,100	$500	$3,600	720.00%
The provision for loan losses is a function of the calculation of the allowance for loan loss on the Company's end of period loan portfolios after net charge-offs have been deducted. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses inherent in the Company's loan portfolios. The increased provision recorded in the first three months of 2020 was due to growth in the loan portfolio and the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. In the first quarter of 2020, increased provisions were primarily due to adjustments to three qualitative factors (economic conditions, regulatory environment and lending policies and staff capabilities).
The provision for loans losses and the allowance for loan losses as a percent of total loans may increase in future periods if the credit quality of our loan portfolio declines and loan defaults increase as a result of the COVID-19 pandemic. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.
Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$14	$58	$(44)	(75.9)%
Net gains on sale of investment securities	329	—	329	—%
Unrealized gains on equity securities	75	56	19	34%
Income from bank owned life insurance	219	217	2	0.9%
Service charges	982	730	252	34.5%
Referral fee income	502	—	502	—%
Total Noninterest Income	$2,121	$1,061	$1,060	99.9%
Noninterest income of $2.12 million for the three months ended March 31, 2020 increased by $1.06 million compared to $1.06 million for the three months ended March 31, 2019. The increases were due to $329,000 in net gains on the sale of securities, $502,000 of interest rate protection referral fee income and increased service charge income of $252,000. During 2019, the Bank added a new product and began referring customers to a third-party financial institution that offers interest rate protection for the length of a loan. Increased service charges were due to a larger customer base and the growth in organic deposits over the last two years. In addition, the Bank revamped its retail deposit account product offerings during the second half of 2019 and focused on adding more consumer checking accounts. The Bank continues to work with its commercial customers to encourage their employees to Bank with us. Noninterest income as a percentage of average assets was 0.47% and 0.25%, respectively, for the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, the Company recognized net gains of $329,000 on the sale of 28 AFS securities with an aggregate carrying value of $41.3 million. During the three months ended December 31, 2019, the Company recognized net gains of $226,000 on the sale of 20 AFS securities with an aggregate carrying value of $31.6 million. The importance of managing interest-rate risks has been heightened during the last two years due to the Bank's improved on-balance sheet liquidity and increased interest rate volatility from up and down rates and a flattened yield curve. Management believes that more active oversight of the investment portfolio will allows the Bank to take appropriate actions to defend interest-rate sensitivity in both rates up or down environments, and over time should lead to improved earnings of the Bank in a safe and sound manner.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,188	$4,803	$385	8.0%
OREO valuation allowance and expenses	782	56	726	1296.4%
Sub-total	5,970	4,859	1,111	22.9%
Operating Expenses
Occupancy expense	734	806	(72)	(8.9)%
Advertising	121	197	(76)	(38.6)%
Data processing expense	928	720	208	28.9%
Professional fees	626	418	208	49.8%
Depreciation of premises and equipment	158	189	(31)	(16.4)%
Telephone communications	43	52	(9)	(17.3)%
Office supplies	31	37	(6)	(16.2)%
FDIC Insurance	170	175	(5)	(2.9)%
Core deposit intangible amortization	157	181	(24)	(13.3)%
Other	745	771	(26)	(3.4)%
Total Operating Expenses	$3,713	$3,546	$167	4.7%
Total Noninterest Expense	$9,683	$8,405	$1,278	15.2%

Noninterest expense increased $1.3 million or 15.2% to $9.7 million for the three months ended March 31, 2020 compared to $8.4 million for the three months ended March 31, 2019. The increase in noninterest expense for the comparable periods was primarily due to increased compensation and benefits of $385,000 and OREO expenses of $726,000. Operating expenses increased $167,000 for the comparable periods as increases in data processing and professional fees were offset by decreases in all other operating expenses including occupancy, advertising, depreciation and other expenses. The first quarter 2020 increase above the projected $9.2-$9.4 million quarterly run rate disclosed in the fourth quarter of 2019, was primarily due to higher than average OREO valuation allowances and professional fees. During the first quarter of 2020, OREO expenses increased approximately $500,000 more than expected due to elevated valuation allowance. Adjusted noninterest expense, which excludes OREO related expenses increased $552,000 to $8.9 million for the three months ended March 31, 2020 compared to $8.3 million for the three months ended March 31, 2019.
The Company’s efficiency ratio2 was 58.78% for the three months ended March 31, 2020 compared to 59.62% for the three months ended March 31, 2019. The Company’s net operating expense ratio3 was 1.68% for the three months ended March 31, 2020 compared to 1.73% for the three months ended March 31, 2019. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.

[2]Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
[3]The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Valuation allowance	$732	$61
Losses (gains) on dispositions	3	(10)
Operating expenses	47	5
	$782	$56
During the three months ended March 31, 2020, the Company disposed of a commercial lot with a carrying value of $703,000 for proceeds of $700,000 resulting in a loss of $3,000. During the three months ended March 31, 2019, the Company recognized net gains of $10,000 on the disposal of $316,000 of commercial lots for proceeds of $326,000. In connection with the sale, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. The first quarter of 2020 valuation adjustment of $732,000 consisted of reductions of carrying value to $2.9 million for four properties. Valuation allowances of $358,000 reduced the carrying value of three properties to $1.3 million which consist of older residential lots and a commercial lot. Management reduced the listed sales price on these properties during the first quarter of 2020. Valuation allowances of $374,000 reduced the carrying value of one commercial office building to $1.6 million that is scheduled with a buyer for settlement in early May 2020.
Income Tax Expense
The Company’s consolidated effective tax rate is expected to be between 25.40% and 26.06% in 2020. For the three months ended March 31, 2020 the effective tax rate was lower than expected at (2.1)% due to an adjustment to net current and deferred assets related to state apportionment of interest income on loans. This tax benefit was partially offset by certain holding company expenses that are not deductible for state purposes. The Company’s consolidated effective tax rate was 25.3% in the first quarter of 2019.
The decrease in income tax expense for the three months ended March 31, 2020 was primarily due to a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management evaluated the tax position and determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.
The following table shows a breakdown of income tax expense or the three months ended March 31, 2020, divided between the apportionment adjustment and a normalized first quarter 2020 income tax provision:

(dollars in thousands)	Three Months Ended March 31, 2020
	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(27.6)%
Income taxes before apportionment adjustment	686	25.5%
Income tax (benefit) expense as reported	$(57)	(2.1)%

Income before income taxes	$2,691

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019
ASSETS
Total assets increased $29.1 million, or 1.6%, to $1.83 billion at March 31, 2020 compared to total assets of $1.80 billion at December 31, 2019 primarily due to increased net loans of $32.0 million. In addition, total assets increased $8.3 million for investments, OREO decreased $1.4 million, cash decreased $6.6 million and right of use assets for operating leases decreased $125,000. All other assets decreased $3.0 million. The differences in allocations between the cash and investment categories reflect operational needs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Cash and due from banks	$15,498	$25,065	$(9,567)	(38.2)%
Interest-bearing deposits with banks	10,344	7,404	2,940	39.7%
Securities available for sale (AFS), at fair value	214,163	208,187	5,976	2.9%
Equity securities carried at fair value through income	4,768	4,669	99	2.1%
Non-marketable equity securities held in other financial institutions	209	209	—	—%
FHLB stock - at cost	5,627	3,447	2,180	63.2%
Net Loans	1,477,087	1,445,109	31,978	2.2%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	21,305	21,662	(357)	(1.6)%
Premises and equipment held for sale	430	430	—	—%
Other real estate owned (OREO)	6,338	7,773	(1,435)	(18.5)%
Accrued interest receivable	5,077	5,019	58	1.2%
Investment in bank owned life insurance	37,399	37,180	219	0.6%
Core deposit intangible	1,961	2,118	(157)	(7.4)%
Net deferred tax assets	6,421	6,168	253	4.1%
Right of use assets, net operating leases	8,257	8,382	(125)	(1.5)%
Other assets	902	3,879	(2,977)	(76.7)%
Total Assets	$1,826,621	$1,797,536	$29,085	1.6%

Cash and Cash Equivalents
Cash and cash equivalents totaled $25.8 million at March 31, 2020, compared to $32.5 million at December 31, 2019. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due.

Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at March 31, 2020 and December 31, 2019, estimated fair values were $224.8 million, and $216.5 million, respectively. In December 2019, the Company reclassified the HTM portfolio to the AFS portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Management believes that the reclassification and active oversight of the investment portfolio allows the Bank to take appropriate actions to defend interest-rate sensitivity in either rates up or down environments, and over time should lead to improved earnings of the Bank in a safe and sound manner.
At March 31, 2020, greater than 92%, or $197.8 million of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 96%, or $200.5 million, at December 31, 2019. The Company did not hold any noninvestment grade securities at March 31, 2020 and December 31, 2019. AFS securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.
Gross unrealized losses at March 31, 2020 and December 31, 2019 for AFS securities were $1.7 million and $645,000, respectively, of amortized cost of $209.9 million and $206.1 million, respectively. The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Bank holds over 92% of its investment securities as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company's amortized cost investment of $18.5 million in student loan trusts are 97% U.S. government guaranteed. The Company intends to, and has the ability to, hold AFS securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the AFS securities with unrealized losses will either recover in market value or be paid off as agreed.
At March 31, 2020 and December 31, 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies had average lives of 4.63 years and 4.39 years and average durations of 4.22 years and 3.94 years and were guaranteed by their issuer as to credit risk, respectively. At March 31, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.70 years and an average duration of 5.88 years. At March 31, 2020 and December 31, 2019, AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 10.07 years and 9.51 years and an average duration of 8.58 years and 8.18 years, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at March 31, 2020 and December 31, 2019 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2020		December 31, 2019
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$197,832	AAA	$200,481
AA	16,018	AA	7,334
A	313	A	372
BB	—	BB	—
Total	$214,163	Total	$208,187
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

Loan Portfolio
The commercial real estate portfolio increased $12.9 million during the first quarter while decreasing slightly as a percentage of gross loans from 66.34% at December 31, 2019 to 65.61% at March 31, 2020. Year to date gross loans increased $35.9 million or 9.9% (annualized) from December 31, 2019. The Company’s loan pipeline was approximately $118.1 million at March 31, 2020 compared to $104.0 million at December 31, 2019. Management believes the pipeline will likely decrease as a result of the COVID-19 crisis for the balance of 2020.
The following is a breakdown of the Company’s loan portfolio at March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	%	December 31, 2019	%	$ Change	Annualized % Change
Commercial real estate	$977,678	65.61%	$964,777	66.34%	$12,901	5.3%
Residential first mortgages	170,795	11.46%	167,710	11.53%	3,085	7.4%
Residential rentals	133,016	8.93%	123,601	8.50%	9,415	30.5%
Construction and land development	38,627	2.59%	34,133	2.35%	4,494	52.7%
Home equity and second mortgages	35,937	2.41%	36,098	2.48%	(161)	(1.8)%
Commercial loans	70,971	4.76%	63,102	4.34%	7,869	49.9%
Consumer loans	1,134	0.08%	1,104	0.08%	30	10.9%
Commercial equipment	61,931	4.16%	63,647	4.38%	(1,716)	(10.8)%
Gross loans	1,490,089	100.00%	1,454,172	100.00%	35,917	9.9%
Less:
Net deferred costs	(2,059)	0.14%	(1,879)	0.13%	180	38.3%
Allowance for loan losses	15,061	1.01%	10,942	0.75%	4,119	150.6%
	13,002		9,063		3,939	173.8%
Total loans, net of deferred costs	$1,477,087		$1,445,109		$31,978	8.9%

The following is a breakdown of acquired and non-acquired loans as of March 31, 2020 and December 31, 2019:

	(Unaudited)
BY ACQUIRED AND NON-ACQUIRED	March 31, 2020	%	December 31, 2019	%
Acquired loans - performing	$69,205	4.65%	$74,654	5.13%
Acquired loans - purchase credit impaired ("PCI")	2,125	0.14%	2,424	0.17%
Total acquired loans	71,330	4.79%	77,078	5.30%
Non-acquired loans**	1,418,759	95.21%	1,377,094	94.70%
Gross loans	1,490,089		1,454,172
Net deferred costs	2,059	0.14%	1,879	0.13%
Total loans, net of deferred costs	$1,492,148		$1,456,051
________________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
At March 31, 2020, performing acquired loans totaled $69.2 million, net of a $1.0 million net acquisition accounting fair market value adjustment, representing a 1.47% discount; and PCI loans totaled $2.1 million, net of a $447,000 adjustment, representing a 17.38% discount. At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount; and PCI loans which totaled $2.4 million, included a $516,000 adjustment, representing a 17.55% discount.
During the three months ended March 31, 2020 and 2019 there was $222,000 and $172,000, respectively, of accretion interest.

During the three months ended March 31, 2020, the non-acquired loan portfolios increased $41.7 million or at a 12.1% annualized rate. The following is a breakdown of the Company’s non-acquired loan portfolios at March 31, 2020 and December 31, 2019:
Non-Acquired Loan Portfolios

(dollars in thousands)	March 31, 2020	%	December 31, 2018	%	$ Change	Annualized % Change
Commercial real estate	$929,214	65.50%	$911,850	66.22%	$17,364	7.6%
Residential first mortgages	170,795	12.04%	167,710	12.18%	3,085	7.4%
Residential rentals	123,224	8.69%	113,090	8.21%	10,134	35.8%
Construction and land development	38,627	2.72%	34,133	2.48%	4,494	52.7%
Home equity and second mortgages	24,834	1.75%	24,863	1.81%	(29)	(0.5)%
Commercial loans	70,971	5.00%	63,102	4.58%	7,869	49.9%
Consumer loans	1,062	0.07%	1,011	0.07%	51	20.2%
Commercial equipment	60,032	4.23%	61,335	4.45%	(1,303)	(8.5)%
	$1,418,759	100.00%	$1,377,094	100.00%	$41,665	12.1%

Loan Concentrations
At March 31, 2020 and December 31, 2019, commercial loans represented the largest component of the loan portfolio with a significant amount real estate secured. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at March 31, 2020 and December 31, 2019 were $663 million or 343% and $639 million or 320%, respectively. Construction loans as a percentage of risk-based capital at March 31, 2020 and December 31, 2019 were $158 million or 82% and $147 million or 74%, respectively. Regulatory loan concentrations increased in the first quarter of 2020 due primarily to a reduction in total regulatory capital from the redemption of the $23.0 million of 6.25% fixed-to-floating rate subordinated notes in February 2020.

Asset Quality
The following tables show asset quality ratios at March 31, 2020 and December 31, 2019.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019	$ Change	% Change
ASSET QUALITY
Total assets	$1,826,621	$1,797,536	$29,085	1.6%
Gross loans	1,490,089	1,454,172	35,917	2.5
Classified Assets	33,489	34,636	(1,147)	(3.3)
Allowance for loan losses	15,061	10,942	4,119	37.6

Past due loans - 31 to 89 days	7,921	549	7,372	1,342.8
Past due loans >=90 days	12,877	12,778	99	0.8
Total past due (delinquency) loans	20,798	13,327	7,471	56.1

Non-accrual loans (a)	16,349	17,857	(1,508)	(8.4)
Accruing troubled debt restructures (TDRs) (b)	641	650	(9)	(1.4)
Other real estate owned (OREO)	6,338	7,773	(1,435)	(18.5)
Non-accrual loans, OREO and TDRs	$23,328	$26,280	$(2,952)	(11.2)%

ASSET QUALITY RATIOS
Classified assets to total assets	1.83%	1.93%
Classified assets to risk-based capital	17.00	16.21
Allowance for loan losses to total loans	1.01	0.75
Allowance for loan losses to non-accrual loans	92.12	61.28
Past due loans - 31 to 89 days to total loans	0.53	0.04
Past due loans >=90 days to total loans	0.86	0.88
Total past due (delinquency) to total loans	1.40	0.92
Non-accrual loans to total loans	1.10	1.23
Non-accrual loans and TDRs to total loans	1.14	1.27
Non-accrual loans and OREO to total assets	1.24	1.43
Non-accrual loans, OREO and TDRs to total assets	1.28	1.46
____________________________________
(a)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments.
(b)At March 31, 2020 and December 31, 2019, the Bank had total TDRs of $2.04 million and $2.05 million, respectively, with $1.39 million and $1.40 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.
We expect the COVID-19 pandemic to have an adverse effect on our loan pipeline and the credit quality of our loan portfolio during the remainder of 2020. Disruption to our customers could result in increased loan delinquencies and defaults and a decline in local loan demand. The Company's COVID-19 loan deferral commercial and retail programs will increase the difficulty in timely identification of problem credits. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic. However, it is not possible to project the impact with any precision at this time. No credit issues are anticipated with SBA PPP loans as they are guaranteed by the SBA.

The Company continues to pursue expeditiously resolving non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. Management believes this strategy is in the best long-term interest of the Company.

Classified assets decreased $1.1 million from $34.6 million at December 31, 2019 to $33.5 million at March 31, 2020. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2020, and December 31, 2019, 2018, 2017, and 2016, respectively:
Classified Assets and Special Mention Assets

(dollars in thousands)	As of
	3/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016
Classified loans
Substandard	$27,151	$26,863	$32,226	$40,306	$30,463
Doubtful	—	—	—	—	137
Total classified loans	27,151	26,863	32,226	40,306	30,600
Special mention loans	1,045	—	—	96	—
Total classified and special mention loans	$28,196	$26,863	$32,226	$40,402	$30,600

Classified loans	27,151	26,863	32,226	40,306	30,600
Classified securities	—	—	482	651	883
Other real estate owned	6,338	7,773	8,111	9,341	7,763
Total classified assets	$33,489	$34,636	$40,819	$50,298	$39,246

Total classified assets as a percentage of total assets	1.83%	1.93%	2.42%	3.58%	2.94%
Total classified assets as a percentage of Risk Based Capital	17.00%	16.21%	21.54%	32.10%	26.13%

Non-Performing Assets
Non-accrual loans and OREO to total assets decreased 19 basis points from 1.43% at December 31, 2019 to 1.24% at March 31, 2020. Non-accrual loans, OREO and TDRs to total assets decreased 18 basis points from 1.46% at December 31, 2019 to 1.28% at March 31, 2020.
Non-accrual loans decreased $1.5 million from $17.9 million at December 31, 2019 to $16.3 million at March 31, 2020. The decrease in non-accrual loans during the first three months 2020, was largely the result of approximately $1.5 million non-accrual loans returning to accrual status. At March 31, 2020, $14.1 million or 86% of total non-accruals of $16.3 million related to seven customer relationships. At December 31, 2019, $15.0 million or 84% of total non-accruals of $17.9 million related to seven customer relationships. Non-accrual loans of $1.5 million (9%) were current with all payments of principal and interest with no impairment at March 31, 2020. Delinquent non-accrual loans were $14.9 million (91%) with specific reserves of $1.6 million at March 31, 2020.
Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
Non-accrual loans included three TDRs at March 31, 2020 totaling $1.39 million and three TDR totaling $1.40 million at December 31, 2019. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31‑89 days delinquent) increased $7.5 million from $13.3 million or 0.92% of loans, at December 31, 2019 to $20.8 million, or 1.40% of loans, at March 31, 2020.

TDRs decreased a net of $14,000 or 0.7%, from $2.05 million at December 31, 2019 to $2.04 million at March 31, 2020 due primarily to principal paydowns. There were no TDRs added during the three months ended March 31, 2020. The Company has fully reserved three TDRs totaling $83,000 at March 31, 2020.

The Company had specific reserves of $87,000 on three TDRs totaling $88,000 at December 31, 2019. During the year ended December 31, 2019, TDR disposals, which included payoffs and refinancing consisted of seven loans totaling $4.4 million. TDR loan principal curtailment was $236,000 for the year ended December 31, 2019. There was one TDR added during the year ended December 31, 2019 totaling $25,000.
The following is a breakdown by loan classification of the Company’s TDRs at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,418	3	$1,420	3
Residential first mortgages	63	1	64	1
Residential rentals	—	—	—	—
Construction and land development	—	—	—	—
Commercial loans	—	—	—	—
Commercial equipment	554	4	565	4
Total TDRs	$2,035	8	$2,049	8
Less: TDRs included in non-accrual loans	(1,394)	(3)	(1,399)	(3)
Total accrual TDR loans	$641	5	$650	5

Allowance for Loan Losses
Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by increases in other qualitative factors, such as increased portfolio growth and economic factors. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate.
The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three months ended March 31, 2020 and 2019 and year ended December 31, 2019:

	Three Months Ended March 31,		Year Ended
(dollars in thousands)	2020	2019	December 31, 2019
Beginning of period	$10,942	$10,976	$10,976

Charge-offs	—	(742)	(2,375)
Recoveries	19	112	211
Net charge-offs	19	(630)	(2,164)

Provision for loan losses	4,100	500	2,130
End of period	$15,061	$10,846	$10,942

Net charge-offs to average loans (annualized)	0.01%	(0.19)%	(0.16)%

Breakdown of general and specific allowance as a percentage of gross loans

	March 31, 2020	March 31, 2019	December 31, 2019
General allowance	$13,412	$9,788	$10,114
Specific allowance	1,649	1,058	828
	$15,061	$10,846	$10,942
General allowance	0.90%	0.72%	0.70%
Specific allowance	0.11%	0.08%	0.05%
Allowance to gross loans	1.01%	0.80%	0.75%

Allowance to non-acquired gross loans	1.06%	0.86%	0.79%

Total acquired loans	$71,330	$101,363	$77,078
Non-acquired loans**	$1,418,759	$1,261,813	$1,377,094
Gross loans	$1,490,089	$1,363,176	$1,454,172
____________________________________
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The Company recorded a $4.1 million and $500,000 provision for loan loss expense for the three months ended March 31, 2020 and 2019, respectively. Net recoveries of $19,000 were recognized for the three months ended March 31, 2020. Net charge-offs of $630,000 were recognized for the same period in 2019. Allowance for loan loss levels increased to 1.01% of total loans at March 31, 2020 compared to 0.75% at December 31, 2019. The allowance as a percentage of non-acquired loans increased 27 basis points to 1.06% at March 31, 2020 from 0.79% at December 31, 2019.

The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses inherent in the Company's loan portfolios. The increased provision recorded in the first three months of 2020 was due to growth in the loan portfolio and the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. In the first quarter of 2020, increased provisions were primarily due to adjustments to three qualitative factors (economic conditions, regulatory environment and lending policies and staff capabilities).

The Company's ALLL factors scoring considered the current economic implications and rising unemployment rate from the COVID-19 pandemic. Specifically, in March 2020, the strength of the U.S. economy deteriorated as a result of the COVID-19 pandemic. While job growth averaged approximately 245,000 per month for the first two months of the quarter, based on preliminary estimates, approximately 700,000 jobs were lost in March 2020. Additionally, the national unemployment rate increased from 3.5% as of December 31, 2019 to 4.4% as of March 31, 2020. It is expected that this rate will continue to increase as a result of the COVID-19 pandemic. Based on the above-mentioned current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation.
Management also increased the regulatory environment factor. Although POTUS, Congress, financial regulators, the SEC and the FASB have been accommodating to encourage Banks to work with impacted customers, the CARES Act and regulatory guidance as of March 31, 2020 increased the need to use other metrics to quantify incurred losses in the Company's loan portfolio. Both regulatory allowed TDR and delinquency treatment and the length of loan deferral periods will potentially make certain qualitative ALLL credit metrics less transparent, timely and useful. Delinquency, loan classifications and charge-offs are examples of ALLL factors that were not as useful at March 31, 2020 as they were for prior quarters. These metrics are expected to become less useful during the Company's loan deferral periods. Management intends to review ALLL factors in future quarters to consider the impact on credit metrics resulting from COVID-19 loan deferral programs. This review could result in changes in the weightings of existing ALLL factors and the consideration of new factors to estimate incurred losses in the Company's loan portfolios as a result of the COVID-19 crisis.
Management also increased the lending policies and staff capabilities factor. The Company's credit and lending employees were extremely busy during March 2020 working with customers who were experiencing financial stress as a result of COVID-19. This heightened level of activity is expected to continue during the COVID-19 crisis through the Company's participation in the SBA PPP program as well as working with impacted customers on loan deferral programs. The increase in activity, new regulations and similar FTE pre-COVID-19 crisis staff levels increased the lending policies and staff capabilities factor at March 31, 2020.
The allowance for loan losses as a percent of total loans may increase in future periods if the credit quality of our loan portfolio declines and loan defaults increase as a result of the COVID-19 pandemic.
The Company's reserve for off balance sheet credit exposures did not increase in the first quarter. The Company expects an increase in commitments to fund in the remaining quarters of 2020 as a result of COVID-19. Thus, due to increased assumed loss rates on estimated funding, the reserve for off balance sheet credit exposures may increase in the remaining quarters of 2020.
Other Real Estate Owned
The OREO balance decreased $1.4 million from $7.8 million December 31, 2019 to $6.3 million at March 31, 2020. During the three months ended March 31, 2020 there were no OREO additions. OREO disposals of $703,000 netted losses of $3,000 on disposals for the three months ended March 31, 2020. To adjust properties to current appraised values, additions to the valuation allowance of $732,000 were taken for the three months ended March 31, 2020. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. A commercial office building with a carrying value of $1.6 million is scheduled for settlement in early May 2020. Management remains focused on reducing OREO during 2020. See further discussion of expenses applicable to OREO under the caption “Noninterest Expense” in the Comparison of Results of Operations section of Management’s Discussion and Analysis.

LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest-bearing deposits	$254,114	$241,174	$12,940	5.4%
Interest-bearing deposits	1,258,475	1,270,663	(12,188)	(1.0)%
Total deposits	1,512,589	1,511,837	752	—%
Short-term borrowings	27,000	5,000	22,000	—
Long-term debt	67,353	40,370	26,983	66.8%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	—	—%
Subordinated notes - 6.25%	—	23,000	(23,000)	(100)%
Lease liabilities - operating leases	8,397	8,495	(98)	n/a
Accrued expenses and other liabilities	14,015	15,340	(1,325)	(8.6)%
Total Liabilities	$1,641,354	$1,616,042	$25,312	1.6%
Deposits and Borrowings

The Bank uses both retail deposits and wholesale funding. Retail deposits include municipal deposits. Wholesale funding includes short-term borrowings, long-term borrowings and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,511.6 million or 94.1% of funding at March 31, 2020 compared to $1,510.8 million or 97.0% of funding at December 31, 2019. Wholesale funding, which consisted of FHLB advances and brokered deposits, was $95.4 million or 5.9% of funding at March 31, 2020 compared to $46.4 million or 3.0% of funding at December 31, 2019. In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $23.0 million at December 31, 2019. On February 15, 2020, the Company redeemed the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes.

Total deposits increased $752,000 or 0.05% (0.2% annualized) to $1,512.6 million at March 31, 2020 compared to $1,511.8 million at December 31, 2019. The $752,000 increase was comprised of a $9.0 million increase to transaction deposits and a $8.3 million decrease to time deposits. Reciprocal deposits are included in transaction deposits and are used to maximize FDIC insurance available to our customers.

The Bank typically experiences a reduction in transaction deposits during the first quarter as our business customers use transaction account balances to pay expenses and taxes accrued in the prior year. During the second quarter deposit balances generally increase through the end of the year. In the first quarter of 2020, transaction deposits increased. The Bank continued to see success growing its retail deposit customers during the first quarter of 2020. Non-interest-bearing demand deposits increased $12.9 million or 5.4% to $254.1 million (16.8% of deposits) at March 31, 2020 compared to $241.2 million (15.95% of deposits) at December 31, 2019.  In addition, some balances possibly remained in accounts due to the COVID-19 March 2020 pandemic declaration as required tax payments were delayed until July and customers began to furlough employees. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic. However, it is not possible to project the impact with any precision at this time. We do expect a temporary increase in deposit balances in the second quarter of 2020 due our customers' participation in the SBA PPP loan program.

At March 31, 2020 and December 31, 2019, total deposits consisted of $1,511.6 million and $1,510.8 million in retail deposits and $1.0 million, and $1.0 million in wholesale deposits. Wholesale deposits include traditional brokered deposits and do not include the portion of reciprocal deposits classified as brokered deposits for call reporting purposes. The Bank increased retail deposits during the last two years as a result of the 2018 County First acquisition as well as targeted growth in relationships with local municipal agencies and continued organic growth in core markets. The Bank's municipal customers typically utilize treasury and cash management services involving multiple accounts as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. Most of the municipal relationships’ balances are maintained in reciprocal deposits. Management believes that the diversity and complexity of products and services utilized, safeguards the stability of these relationships. The Bank's Asset and Liability Management process closely monitors municipal deposit concentrations to manage the impact of seasonal balance fluctuations.

For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits decreased $14.3 million to $335.7 million at March 31, 2020 compared to $350.0 million at December 31, 2019. Reciprocal deposits as a percentage of the Bank’s liabilities at March 31, 2020 were 20.6% and as a result $9.4 million of reciprocal deposits were considered brokered deposits for call reporting purposes. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2019 were 22.0% and as a result $31.4 million of reciprocal deposits were considered brokered deposits for call reporting purposes.

The FDIC’s examination policies require that the Company monitor customer deposit concentrations that are 2% or more of total deposits. At March 31, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $250.6 million which represented 16.60% of total deposits. At December 31, 2019, two customer deposit relationship exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits. The reported concentrations at March 31, 2020 and December 31, 2019 were with local municipal agencies.

As of March 31, 2020, the Company had loans and securities pledged or in safekeeping at FHLB with a collateral value of $519.1 million. The Company had $296.4 million in loan collateral and $222.6 million of AFS securities collateral, partially offset by FHLB outstanding advances of $94.4 million, FHLB letters of credit of $43.0 million, and amounts pledged to municipalities of $56.2 million, resulting in total available collateral for FHLB borrowings of $325.5 million at March 31, 2020.
The Company uses wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Wholesale funding as a percentage of assets increased to 5.22% or $95.4 million at March 31, 2020 compared to 2.58% or $46.4 million at December 31, 2019. Wholesale funding includes brokered deposits and Federal Home Loan Bank (“FHLB”) advances. During the last two years, liquidity strengthened with strong core deposit growth and balanced interest-earning asset growth. The Company's reliance on wholesale funding decreased from 18.63% of assets at December 31, 2017 to 5.22% of assets at March 31, 2020. The Company’s net loan to deposit ratio increased from 95.6% at December 31, 2019 and to 97.7% at March 31, 2020.
Details of the Company’s deposit portfolio at March 31, 2020 and December 31, 2019 are presented below:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$254,114	16.80%	$241,174	15.95%
Interest-bearing:
Demand	517,069	34.18%	523,802	34.65%
Money market deposits	281,656	18.62%	283,438	18.75%
Savings	73,874	4.88%	69,254	4.58%
Certificates of deposit	385,876	25.51%	394,169	26.07%
Total interest-bearing	1,258,475	83.20%	1,270,663	84.05%

Total Deposits	$1,512,589	100.00%	$1,511,837	100.00%

Transaction accounts	$1,126,713	74.49%	$1,117,668	73.93%
Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and other commercial banks. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At March 31, 2020 and December 31, 2019, 100% of the Bank’s long-term debt was fixed for rate and term, respectively.

The Bank will be utilizing the Federal Reserve PPPL lending facility to fund SBA PPP loans. The Company's available borrowing availability from FHLB is not expected to be impacted because the Company's intention is to fund most PPP loans through the PPPL program. Federal Reserve PPPL advances and the SBA PPP loans will be excluded from the leverage ratio, be non-recourse, have the same two-year term and receive 100% value for the pledged PPP loan collateral.
Management has increased oversight and review of customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.
STOCKHOLDERS' EQUITY
Total stockholders’ equity increased $3.8 million, or 2.1%, to $185.3 million at March 31, 2020 compared to $181.5 million at December 31, 2019. This increase primarily resulted from net income of $2.7 million, an increase in accumulated other comprehensive income of $1.7 million and net stock related activities in connection with stock-based compensation and ESOP activity of $72,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $702,000.
Common stockholders’ equity of $185.3 million and $181.5 million at March 31, 2020 and December 31, 2019 resulted in a book value per common share of $31.35 and $30.76, respectively. Tangible book value at March 31, 2020 and December 31, 2019 was $29.18 and $28.57, respectively. The Company’s ratio of tangible common equity to tangible assets increased to 9.51% at March 31, 2020 from 9.44% at December 31, 2019. The Company’s Common Equity Tier 1 (“CET1”) ratio was 11.04% at March 31, 2020 and 11.11% at December 31, 2019. The Company remains well capitalized at March 31, 2020 with a Tier 1 capital to average assets (leverage ratio) of 10.20% at March 31, 2020 compared to 10.08% at December 31, 2019.
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Common Stock at par of $0.01	$59	$59	$—	—%
Additional paid in capital	95,581	95,474	107	0.1%
Retained earnings	87,070	85,059	2,011	2.4%
Accumulated other comprehensive income (loss)	3,159	1,504	1,655	(110.0)%
Unearned ESOP shares	(602)	(602)	—	—%
Total Stockholders’ Equity	$185,267	$181,494	$3,773	2.1%

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
The Company evaluates capital resources by its ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Stockholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At March 31, 2020, we continue to remain in a well-capitalized position. Stockholders’ equity at March 31, 2020 was $185.3 million, compared to $181.5 million at December 31, 2019.
During the three months ended March 31, 2020 and 2019, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2020, and December 31, 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic and the Bank's participation in the SBA PPP program. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. The Bank is a participating lender in the PPP under the CARES Act. The Federal Reserve Bank has provided a lending facility (the Federal Reserve "PPPL" program) that will provide funding specifically for loans we make under the SBA PPP program, allowing us to retain existing sources of liquidity for our traditional operations. PPP loans will be pledged as collateral on any of the Bank's borrowings under the Federal Reserve PPPL program lending facility. Management plans to continually monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.
Based on management’s going concern evaluation, we believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s or the Bank’s ability to continue as a going concern, within one year of the date of the issuance of the financial statements.
Asset liquidity is provided by cash and assets that are readily marketable, or that will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in cash deposits with other banks. Liquidity is also provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB.
At March 31, 2020 and December 31, 2019, the Bank had $51.2 million and $96.6 million, respectively, in loan commitments outstanding. In addition, at March 31, 2020 and December 31, 2019, the Bank had $23.6 million and $22.3 million, respectively, in letters of credit and approximately $225.2 million and $230.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of March 31, 2020 and December 31, 2019 totaled $317.5 million, or 82.27% and $309.0 million, or 78.40%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
For additional information on these agreements, including collateral, see Note 11 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2019.
The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Cash and cash equivalents as of March 31, 2020 totaled $25.8 million, a decrease of $6.6 million from the December 31, 2019 total of $32.5 million. Ending cash balances decreased primarily due to the excess of loan originations over principal collected, the purchase of investment securities, and the payment of subordinated notes. These decreases were partially offset by increases in net deposits, proceeds from long-term debt, proceeds from sales and principal payments on investment securities, and net increases in short term borrowings. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.
During the three months ended March 31, 2020, all financing activities provided $26.0 million in cash compared to $8.8 million in cash for the same period in 2019. The Company provided $17.2 million of additional cash from financing activities in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to$27.0 million in cash provided from long-term debt proceeds, and $22.0 million from short term borrowings, offset by the payment of subordinated notes of $23.0 million, decreased net deposits of $8.8 million, and an increase in dividends paid of $31,000.
During the three months ended March 31, 2020 all investing activities used $40.6 million in cash compared to $25.8 million in cash provided for the same period in 2019. The increase in cash used of $14.8 million was primarily the result of purchases of investment securities and cash used for the funding of loans originated, which increased $22.9 million from $104.7 million for the three months ended March 31, 2019 to $127.7 million for the three months ended March 31, 2020. Cash used decreased as principal received on loans for the three months ended March 31, 2020 increased over the prior year comparable period. Principal collected on loans increased $6.9 million from $85.1 million from the three months ended March 31, 2019 to $92.0 million for the three months ended March 31, 2020. Cash used decreased $41.9 million and $5.4 million, respectively, as proceeds from the sales and principal payments of available for sale securities for the three months ended March 31, 2020 increased over the prior year comparable period.
Operating activities provided cash of $8.0 million, or $4.3 million more cash, for the three months ended March 31, 2020, compared to $3.7 million of cash provided for the same period of 2019.
For information on risks relating to liquidity, see Item 1A. "Risk Factors - Liquidity Risk", as presented in the Company's Form 10-K for the year ended December 31, 2019.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest rate risk is defined as the exposure to changes in net interest income and capital that arises from movements in interest rates. Depending on the composition of the balance sheet, increasing or decreasing interest rates can negatively affect the Company’s results of operations and financial condition.
The Company measures interest rate risk over the short and long term. The Company measures interest rate risk as the change in net interest income (“NII") caused by a change in interest rates over twelve and twenty-four months. The Company’s NII" simulations provide information about short-term interest rate risk exposure. The Company also measures interest rate risk by measuring changes in the values of assets and liabilities due to changes in interest rates. The economic value of equity (“EVE”) is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities. EVE simulations reflect the interest rate sensitivity of assets and liabilities over a longer time period, considering the maturities, average life and duration of all balance sheet accounts.
The Board of Directors has established an interest rate risk policy, which is administered by the Bank’s Asset Liability Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in NII" and EVE resulting from changes in interest rates. Both NII" and EVE simulations assist in identifying, measuring, monitoring and controlling interest rate risk and are used by management and the ALCO Committee to ensure that interest rate risk exposure will be maintained within Board policy guidelines. The ALCO Committee reports quarterly to the Board of Directors. Mitigating strategies are used to maintain interest rate risk within established limits.
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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As March 31, 2020 and December 31, 2019, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The below schedule estimates the changes in NII" over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income (NII)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

March 31, 2020	(6.04)%	(2.28)%	(6.42)%
December 31, 2019	(8.06)%	(3.21)%	(2.50)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)

March 31, 2020	0.66%	3.06%	22.26%
December 31, 2019	2.44%	0.90%	21.92%

ITEM 4 - CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A - Risk Factors
The information below updates, and should be read in conjunction with, the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission on March 4, 2020. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•Demand for our products and services may decline, making it difficult to grow assets and income;
•Credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
•If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•Our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•As the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•Operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.
•Increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•A prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan"). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of March 31, 2020, 186,078 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended March 31, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	—	—	—	186,078
February 1 - 29, 2020	—	—	—	186,078
March 1 - 31, 2020	—	—	—	186,078
Total	—	—	—	186,078
Item 3 - Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 – Exhibits

Number	Description

3.2	Amended and Restated Bylaws of The Community Financial Corporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 8, 2020)

31	Rule 13a‑14(a) Certifications

32	Section 1350 Certifications

101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language):
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

THE COMMUNITY FINANCIAL CORPORATION

Date: May 8, 2020	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: May 8, 2020	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer