Form 10-Q
period 2020-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2020-08-05
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of July 31, 2020, the registrant had 5,913,238 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition that we have undertaken or that undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments; and the inability of employees to work due to illness, quarantine, or government mandates); the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$103,914	$25,065
Federal funds sold	29,456	—
Interest-bearing deposits with banks	13,051	7,404
Securities available for sale (AFS), at fair value	234,982	208,187
Equity securities carried at fair value through income	4,831	4,669
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	4,691	3,447
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	125,638	—
Portfolio Loans Receivable net of allowance for loan losses of $16,319 and $10,942	1,478,498	1,445,109
Net loans	1,604,136	1,445,109
Goodwill	10,835	10,835
Premises and equipment, net	20,972	21,662
Premises and equipment held for sale	430	430
Other real estate owned (OREO)	3,695	7,773
Accrued interest receivable	6,773	5,019
Investment in bank owned life insurance	37,619	37,180
Core deposit intangible	1,810	2,118
Net deferred tax assets	6,565	6,168
Right of use assets - operating leases	8,132	8,382
Other assets	1,655	3,879
Total Assets	$2,093,756	$1,797,536
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$356,196	$241,174
Interest-bearing deposits	1,314,168	1,270,663
Total deposits	1,670,364	1,511,837
Short-term borrowings	5,000	5,000
Long-term debt	67,336	40,370
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	126,801	—
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	—	23,000
Lease liabilities - operating leases	8,296	8,495
Accrued expenses and other liabilities	14,517	15,340
Total Liabilities	1,904,314	1,616,042

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,911,715 and 5,900,249 shares, respectively	59	59
Additional paid in capital	95,687	95,474
Retained earnings	89,781	85,059
Accumulated other comprehensive income	4,517	1,504
Unearned ESOP shares	(602)	(602)
Total Stockholders’ Equity	189,442	181,494
Total Liabilities and Stockholders’ Equity	$2,093,756	$1,797,536
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest and Dividend Income
Loans, including fees	$16,277	$16,366	$32,779	$32,495
Interest and dividends on investment securities	1,341	1,677	2,810	3,300
Interest on deposits with banks	20	75	88	120
Total Interest and Dividend Income	17,638	18,118	35,677	35,915
Interest Expense
Deposits	1,937	3,966	4,981	7,734
Short-term borrowings	28	235	97	569
Long-term debt	449	658	1,022	1,316
Total Interest Expense	2,414	4,859	6,100	9,619
Net Interest Income	15,224	13,259	29,577	26,296
Provision for loan losses	3,500	375	7,600	875
Net Interest Income After Provision For Loan Losses	11,724	12,884	21,977	25,421
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	35	38	49	96
Net gains on sale of investment securities	112	—	441	—
Unrealized gain on equity securities	40	65	115	121
Income from bank owned life insurance	220	222	439	439
Service charges	709	828	1,691	1,558
Referral fee income	1,143	100	1,645	100
Total Noninterest Income	2,259	1,253	4,380	2,314
Noninterest Expense
Compensation and benefits	4,714	4,881	9,902	9,684
Occupancy expense	736	753	1,470	1,559
Advertising	130	163	251	360
Data processing expense	924	755	1,852	1,475
Professional fees	477	606	1,103	1,024
Depreciation of premises and equipment	151	166	309	355
Telephone communications	53	66	96	118
Office supplies	30	33	61	70
FDIC Insurance	260	160	430	335
OREO valuation allowance and expenses	1,100	432	1,882	488
Core deposit intangible amortization	151	175	308	356
Other	671	926	1,416	1,697
Total Noninterest Expense	9,397	9,116	19,080	17,521
Income before income taxes	4,586	5,021	7,277	10,214
Income tax expense	1,136	1,394	1,079	2,710
Net Income	$3,450	$3,627	$6,198	$7,504
Earnings Per Common Share
Basic	$0.59	$0.65	$1.05	$1.35
Diluted	$0.59	$0.65	$1.05	$1.35
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$3,450	$3,627	$6,198	$7,504
Net unrealized holding gains arising during period, net of tax expense of $449 and $576, and $908 and $1,098, respectively.	1,275	1,517	2,687	2,891
Reclassification adjustment for gains included in net income, net of tax expense of $29 and $0, and $115 and $0, respectively.	83	—	326	—
Comprehensive Income	$4,808	$5,144	$9,211	$10,395
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended June 30, 2020 and 2019

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at March 31, 2020	$59	$95,581	$87,070	$3,160	$(602)	$185,268
Net Income	—	—	3,450	—	—	3,450
Unrealized holding gain on investment securities net of tax expense $478	—	—	—	1,357	—	1,357
Cash dividend at $0.125 per common share	—	—	(708)	—	—	(708)
Dividend reinvestment	—	31	(31)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(12)	—	—	—	(12)
Stock based compensation	—	87	—	—	—	87
Balance at June 30, 2020	$59	$95,687	$89,781	$4,517	$(602)	$189,442

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at March 31, 2019	$56	$84,498	$75,757	$(473)	$(757)	$159,081
Net Income	—	—	3,627	—	—	3,627
Unrealized holding gain on investment securities net of tax benefit $576	—	—	—	1,517	—	1,517
Cash dividend at $0.125 per common share	—	—	(670)	—	—	(670)
Dividend reinvestment	—	25	(25)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(2)	—	—	—	(2)
Stock based compensation	—	92	—	—	—	92
Balance at June 30, 2019	$56	$84,613	$78,689	$1,044	$(757)	$163,645

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2020 and 2019

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	6,198	—	—	6,198
Unrealized holding gain on investment securities net of tax expense $1,023	—	—	—	3,013	—	3,013
Cash dividend at $0.25 per common share	—	—	(1,410)	—	—	(1,410)
Dividend reinvestment	—	66	(66)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(16)	—	—	—	(16)
Stock based compensation	—	163	—	—	—	163
Balance at June 30, 2020	$59	$95,687	$89,781	$4,517	$(602)	$189,442

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	7,504	—	—	7,504
Unrealized holding loss on investment securities net of tax expense $1,098	—	—	—	2,891	—	2,891
Cash dividend at $0.25 per common share	—	—	(1,341)	—	—	(1,341)
Dividend reinvestment	—	51	(51)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Net change in unearned ESOP shares	—	—	—	—	(39)	(39)
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	169	—	—	—	169
Balance at June 30, 2019	$56	$84,613	$78,689	$1,044	$(757)	$163,645
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2020	2019

Cash Flows from Operating Activities
Net income	$6,198	$7,504
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,600	875
Depreciation and amortization	798	813
Net losses (gains) on the sale of OREO	9	(188)
Gains on sales of investment securities	(441)	—
Unrealized gains on equity securities	(115)	(121)
Net amortization of premium/discount on investment securities	25	(77)
Net accretion of merger accounting adjustments	(403)	(381)
Amortization of core deposit intangible	308	356
Amortization of right of use asset	250	—
Net change in right of use assets and lease liabilities	(198)	68
Increase in OREO valuation allowance	1,791	637
Increase in cash surrender value of bank owned life insurance	(439)	(439)
Increase in deferred income tax benefit	(1,418)	(320)
Increase in accrued interest receivable	(1,754)	(474)
Stock based compensation	163	169
Net change due to deficit of fair market value over cost of leveraged ESOP shares released	(16)	(4)
Increase in net deferred loan costs	(181)	(181)
Decrease in accrued expenses and other liabilities	(823)	(1,519)
Decrease (increase) in other assets	2,221	(843)
Net Cash Provided by Operating Activities	13,575	5,875

Cash Flows from Investing Activities
Purchase of AFS investment securities	(88,719)	(13,112)
Proceeds from redemption or principal payments of AFS investment securities	20,555	6,959
Purchase of HTM investment securities	—	(8,495)
Proceeds from maturities or principal payments of HTM investment securities	—	9,040
Proceeds from sale of AFS investment securities	45,773	—
Net (increase) decrease of FHLB stock	(1,244)	586
Loans originated or acquired	(365,577)	(226,582)
Principal collected on loans	199,535	182,797
Purchase of premises and equipment	(108)	(466)
Proceeds from sale of OREO	2,278	324
Net Cash Used in Investing Activities	(187,507)	(48,949)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net increase in deposits	$158,527	$64,814
Proceeds from long-term debt	163,163	10,000
Payments of long-term debt	(9,396)	(33)
Net decrease in short term borrowings	—	(25,000)
Payments of subordinated notes	(23,000)	—
Dividends paid	(1,410)	(1,341)
Net change in unearned ESOP shares	—	(39)
Repurchase of common stock	—	(17)
Net Cash Provided by Financing Activities	287,884	48,384
Increase in Cash and Cash Equivalents	113,952	5,310

Cash and Cash Equivalents - January 1	32,469	33,036
Cash and Cash Equivalents - June 30	$146,421	$38,346

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$6,868	$9,524
Income taxes	$2,532	$3,853

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$303	$107
Transfer from loans to OREO	$—	$3,249
Financed amount of sale of OREO	$—	$280

Supplemental Schedule of Non-Cash Investing and Financing Activities
Right-of use assets and lease liability recorded upon adoption of ASC 842	$—	$9,992
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
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2019 have been derived from audited Consolidated Financial Statements. Additions to the Company’s accounting policies are disclosed in the 2019 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the six months June 30, 2020 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s 2019 Annual Report on Form 10-K.
Reclassification
Certain items in prior Consolidated Financial Statements have been reclassified to conform to the current presentation.
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
COVID-19
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic. The COVID-19 pandemic has adversely impacted many of the Company's customers and impaired their ability to fulfill their financial obligations to the Company. In response to the likely effects on the economy of the pandemic, the Federal Open Market Committee reduced the target federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25%. These reductions in interest rates along with the other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations. Please refer to Management's Discussion and Analysis for further discussion.

New Accounting Policy
COVID-19 Deferrals
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Coronavirus Aid, Relief and Economic Security ("CARES") Act, the Company offered payment deferral programs for our business and individual customers who are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. As of June 30, 2020, the Company had executed 312 loan deferrals on outstanding loan balances of $264.9 million, which represented 17.7% of gross portfolio loans. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would need to be reversed. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change.
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The loan modifications must be executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This interagency guidance is expected to have a material impact on the Company's Consolidated Financial Statements.
Under the CARES Act, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due or nonaccrual for regulatory and financial reporting during the accommodation period. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change form accrual to non-accrual status) as deemed appropriate.
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

The Company has formed a CECL committee with representatives from various departments. The committee has selected a third-party vendor solution to assist in the application of the ASU 2016-13. The committee continues to make progress in accordance with the Company's implementation plan for adoption. The Company has developed new expected credit loss estimation models, depending on the nature of each identified pool of financial assets with similar risk characteristics, and is currently reviewing and analyzing the different methodologies to estimate expected credit losses. The Company is also working on documenting new processes and controls, challenging estimated credit loss model assumptions and outputs, refining the qualitative framework as well as drafting policies and disclosures. Additionally, parallel runs will be enhanced throughout 2020 as the processes, controls, and policies are finalized. The adoption of the ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate the establishment of an allowance for expected credit losses for certain debt securities and other financial assets. While management is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption will be significantly influenced by the composition, characteristics, and quality of the loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 on January 1, 2020 and it did not have a material impact on the Company’s Consolidated Financial Statements.
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
ASU 2020-02 - Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842). In February 2020, the FASB issued guidance to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.
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
ASU 2020-04 - Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.

NOTE 2 – SECURITIES
Amortized cost and fair values of AFS investment securities at June 30, 2020 were as follows:

	June 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale ("AFS")
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$29,084	$1,860	$13	$30,931
Residential Collateralized Mortgage Obligations ("CMOs")	128,466	3,643	176	131,933
U.S. Agency	1,243	68	—	1,311
Asset-backed securities issued by Others:
Residential CMOs	336	—	16	320
Student Loan Trust CMOs	25,684	28	682	25,030
Certificates of Deposit Fixed	250	—	—	250
U.S. government obligations	1,499	—	1	1,498
Municipal bonds	42,310	1,418	19	43,709
Total investment securities available-for-sale	$228,872	$7,017	$907	$234,982

Equity securities carried at fair value through income
CRA investment fund	$4,831	$—	$—	$4,831
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

Total investment securities	$233,912	$7,017	$907	$240,022

In December 2019, Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. The Company reclassified the entire held to maturity ("HTM") investment portfolio, totaling $83.1 million with unrealized holding gains of $810,000 to the AFS investments category. The reclassification resulted in an increase to accumulated other comprehensive income of $587,000 and to deferred tax liabilities of $223,000. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Based on accounting rules, the Bank will not be able to designate any securities as HTM securities for a period of time. The Company's HTM portfolio was primarily composed of asset-backed securities issued by GSEs and U.S. Agencies.

Amortized cost and fair values of AFS investment securities at December 31, 2019 were as follows:

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale ("AFS")
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
At June 30, 2020 and December 31, 2019 securities with an amortized cost of $50.1 million and $47.4 million were pledged to secure certain customer deposits. At June 30, 2020, and December 31, 2019, no securities were pledged as collateral for advances from the FHLB of Atlanta.
During the quarter ended June 30, 2020, the Company recognized net gains of $112,000 on the sale of two AFS securities with aggregate carrying values of $3.4 million. During the year ended December 31, 2019, the Company recognized net gains of $226,000 on the sale of 20 AFS securities with aggregate carrying values of $31.6 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2020, the details of which are included in the following table. Although these securities, if sold at June 30, 2020 would result in a pretax loss of $907,000, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to other-than-temporary impairment were made during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at June 30, 2020, and December 31, 2019 were as follows:

June 30, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$33,799	$172	$3,081	$17	$36,880	$189
Asset-backed securities issued by Others	17,338	682	319	16	17,657	698
Municipal bonds	8,205	19	—	—	8,205	19
U.S. government obligations	1,499	1	—	—	1,499	1
	$60,841	$874	$3,400	$33	$64,241	$907

December 31, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$15,215	$63	$39,689	$336	$54,904	$399
U.S. SBA Debentures	—	—	4,744	60	4,744	60
Asset-backed securities issued by Others	—	—	136	12	136	12
Municipal bonds	11,318	173	—	—	11,318	173
U.S. government obligations	1,489	1	—	—	1,489	1
	$28,022	$237	$44,569	$408	$72,591	$645
AFS asset-backed securities issued by GSEs are guaranteed by the issuer and U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At June 30, 2020 and December 31, 2019, total unrealized losses were $907,000 and $645,000 of the portfolio amortized cost of $228.9 million and $206.1 million, respectively.
At June 30, 2020 and December 31, 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had amortized cost of $37.1 million and $56.8 million, respectively, with the unrealized losses of $189,000 and $399,000, average lives of 7.43 years and 4.68 years and average durations of 7.03 years and 4.22 years, respectively. At June 30, 2020, AFS asset-backed securities issued by student loan trust and others with unrealized losses had amortized cost of $18.4 million with unrealized losses of $698,000, an average life of 6.60 years and an average duration of 6.17 years. The Company's amortized cost investment of $25.7 million in student loan trusts are 97% U.S. government guaranteed. At June 30, 2020 and December 31, 2019, AFS municipal bonds issued by states, political subdivisions, or agencies with unrealized losses had amortized cost of $8.2 million and $11.5 million, respectively, with unrealized losses of $19,000 and $173,000, an average life of 10.81 years and 9.51 years and an average duration of 9.40 years and 8.18 years, respectively. Management believes that the securities will either recover in market value or be paid off as agreed.

NOTE 3 – LOANS
Loans consist of the following:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Total	% of Gross Loans	Total	% of Gross Loans
Portfolio Loans:
Commercial real estate	$996,111	66.73%	$964,777	66.34%
Residential first mortgages	165,670	11.10%	167,710	11.53%
Residential rentals	132,590	8.88%	123,601	8.50%
Construction and land development	37,580	2.52%	34,133	2.35%
Home equity and second mortgages	33,873	2.27%	36,098	2.48%
Commercial loans	63,249	4.24%	63,102	4.34%
Consumer loans	1,117	0.07%	1,104	0.08%
Commercial equipment	62,555	4.19%	63,647	4.38%
Gross portfolio loans	1,492,745	100.00%	1,454,172	100.00%
Less:
Net deferred costs	2,072	0.14%	1,879	0.13%
Allowance for loan losses	(16,319)	(1.09)%	(10,942)	(0.75)%
	(14,247)		(9,063)
Net portfolio loans	$1,478,498		$1,445,109

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	$129,384		$—
Net deferred fees	(3,746)		—
Net SBA PPP Loans	$125,638		$—

Total net loans	$1,604,136		$1,445,109

Gross Loans	$1,622,129		$1,454,172
The Company has segregated its loans into two categories; portfolio loans and U.S. SBA PPP loans. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
In the second quarter of 2020, the Company offered COVID-19 payment deferral programs for our business and individual customers who are adversely affected by the pandemic. The full loan payments or the principal component of the loan payments were deferred between 90 and 180 days. As of June 30, 2020, the Company had executed 312 loan deferrals on outstanding loan balances of $264.9 million, which represented 17.7% of gross portfolio loans. See Note 1 for regulatory and accounting treatment.
Deferred Costs
Net deferred costs of $2.1 million at June 30, 2020 related to portfolio loans included deferred fees paid by customers of $3.2 million offset by deferred costs of $5.3 million, which include premiums paid for the purchase of residential first mortgages and deferred costs recorded in accordance with ASC 310-20 to capture loan origination costs. Net deferred loan costs of $1.9 million at December 31, 2019 included deferred fees paid by customers of $3.3 million offset by deferred costs of $5.2 million.
U.S. SBA PPP loan net deferred fees of $3.7 million at June 30, 2020 included deferred fees paid by the Small Business Administration of $4.5 million partially offset by deferred costs of $733,000.
Risk Characteristics of Portfolio Segments

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At June 30, 2020 and December 31, 2019, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
U.S. SBA PPP Loans
The U.S. SBA PPP loan was created to address economic hardships anticipated as a result of the COVID-19 pandemic. As of June 30, 2020, the Company had originated 902 SBA PPP loans with balances of $129.4 million. The program is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry a two or five years term at a 1% annual interest rate until the loan is either forgiven or paid. At June 30, 2020 99.74% or $129.0 million of these loans have a two year term. The Company recorded net deferred fees of $3.7 million during the second quarter of 2020 that are being amortized as a component of interest income through the contractual maturity date of each individual PPP loan. Net deferred fees include fees (deferred fees) paid to participant banks for each PPP loan underwritten and funded as well as costs incurred to underwrite the loans (deferred costs). PPP loan forgiveness will allow the Company to recognize remaining net deferred fees in the quarter of forgiveness.
The Company funded virtually all PPP loans with the Federal Reserve lending facility to fund banks offering SBA PPP loans (the Federal Reserve "PPPLF" program) at a 0.35% annual interest rate. The Company is participating in the Federal Reserve Bank's PPPLF Program. As of June 30, 2020, the Company's outstanding PPPLF advances were $126.8 million. Due to the expected temporary increase to assets and the 100% government guaranty, banking regulators have provided favorable regulatory capital treatment by excluding the activity and balances from regulatory capital ratios.
No credit issues are anticipated with SBA PPP loans as they are fully guaranteed by the Small Business Administration and the Bank's allowance for loan loss does not include an allowance for U.S. SBA PPP loans. Management believes the Company's employees have underwritten all PPP loans in good faith and in accordance with the program's guidelines. The U.S. SBA PPP guidelines indicate that lenders may rely on certifications of the borrower in order to determine eligibility and to rely on specified documents provided by the borrower to determine qualifying loan amount and eligibility for forgiveness. The guideline further specify that lenders will be held harmless for a borrowers’ failure to comply with program criteria.
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 10.2% and 8.9% of the CRE portfolio at June 30, 2020 and December 31, 2019, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan comprises the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
At June 30, 2020 and December 31, 2019, the largest outstanding commercial real estate loans were $21.0 million and $21.1 million, respectively, which were secured by commercial real estate and performing according to their terms.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Bank purchased residential first mortgages of $21.9 million and $41.0 million, respectively.

The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $43.2 million or 2.9% of total gross portfolio loans of $1.5 billion at June 30, 2020 compared to $52.3 million or 3.6% of total gross portfolio loans of $1.5 billion at December 31, 2019.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of June 30, 2020 and December 31, 2019, the Bank serviced $29.1 million and $32.9 million, respectively, in residential mortgage loans for others.

At June 30, 2020 and December 31, 2019, the largest outstanding residential first mortgage loan was $3.0 million which was secured by residences located in the Bank’s market area. The loan was performing according to terms.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of June 30, 2020 and December 31, 2019, $103.3 million and $97.1 million, respectively, were 1-4 family units and $29.3 million and $26.5 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the related real property and the related leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $112.4 million or 7.5% of total gross portfolio loans of $1.5 billion at June 30, 2020 compared to $102.2 million or 7.0% of total gross portfolio loans of $1.5 billion at December 31, 2019.
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
At June 30, 2020 and December 31, 2019, the largest outstanding residential rental mortgage loan was $9.7 million which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms.
Construction and Land Development
The Bank offers loans for the construction of one-to-four family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building. The Bank’s construction and land development portfolio was $37.6 million or 2.5% of total gross portfolio loans of $1.5 billion at June 30, 2020 compared to $34.1 million or 2.4% of total gross portfolio loans of $1.5 billion at December 31, 2019.
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

At June 30, 2020 and December 31, 2019, the largest outstanding construction and land development loans were $7.7 million and $5.3 million, respectively, which were secured by land in the Bank’s market area.
Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. The Bank’s home equity and second mortgage portfolio was $33.9 million or 2.3% of total gross portfolio loans of $1.5 billion at June 30, 2020 compared to $36.1 million or 2.5% of total gross portfolio loans of $1.5 billion at December 31, 2019. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.

Commercial Loans
The Bank offers its business customers a variety of commercial loan products including term loans and lines of credit. Such loans are generally made for terms of five years or less. The portfolio consists primarily of demand loans and lines of credit. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other security. Commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely.

The Bank’s commercial loan portfolio was $63.2 million or 4.2% of total gross portfolio loans of $1.5 billion at June 30, 2020 compared to $63.1 million or 4.3% of total gross portfolio loans of $1.5 billion at December 31, 2019. At June 30, 2020 and December 31, 2019, the largest outstanding commercial loans were $6.7 million and $2.8 million, respectively, which were secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at June 30, 2020 and December 31, 2019.

Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.
Commercial Equipment Loans
These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other security. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to repay the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.

The Bank’s commercial equipment portfolio was $62.6 million or 4.2% of total gross portfolio loans of $1.5 billion at June 30, 2020 compared to $63.6 million or 4.4% of total gross portfolio loans of $1.5 billion at December 31, 2019. At June 30, 2020 and December 31, 2019, the largest outstanding commercial equipment loans were $2.0 million and $2.1 million, respectively, which were secured by commercial real estate (located in the Bank’s market area), cash and investments. These loans were performing according to terms at June 30, 2020 and December 31, 2019.
Non-accrual and Aging Analysis of Current and Past Due Loans

Non-accrual loans as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$18,083	18	$1,878	5	$19,961	23
Residential first mortgages	—	—	194	1	194	1
Residential rentals	—	—	281	2	281	2
Home equity and second mortgages	132	3	451	3	583	6
Commercial loans	1,807	2	—	—	1,807	2
Consumer loans	5	1	—	—	5	1
Commercial equipment	50	2	15	2	65	4
	$20,077	26	$2,819	13	$22,896	39

	December 31, 2019
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,562	11	$1,687	5	$12,249	16
Residential first mortgages	—	—	830	3	830	3
Residential rentals	—	—	937	5	937	5
Home equity and second mortgages	177	3	271	3	448	6
Commercial loans	1,807	2	1,320	1	3,127	3
Commercial equipment	241	5	25	1	266	6
	$12,787	21	$5,070	18	$17,857	39
Non-accrual loans increased $5.0 million from $17.9 million or 1.23% of total loans at December 31, 2019 to $22.9 million or 1.41% of total loans at June 30, 2020. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At June 30, 2020, non-accrual loans of $22.9 million included 39 loans, of which $20.0 million, or 87% represented 21 loans and 10 customer relationships. Non-accrual loans of $2.8 million (12%) were current with all payments of principal and interest with no impairment at June 30, 2020. Delinquent non-accrual loans were $20.1 million (88%) with specific reserves of $0.1 million at June 30, 2020.
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
Non-accrual loans included TDRs totaling $1.60 million and $1.40 million at June 30, 2020 and December 31, 2019, respectively. These loans were classified as non-accrual solely for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $12.6 million from $13.3 million, or 0.92% of loans, at December 31, 2019 to $25.9 million, or 1.74% of loans, at June 30, 2020.
Non-accrual loans, which did not have a specific allowance for impairment, amounted to $22.1 million and $11.7 million at June 30, 2020 and December 31, 2019, respectively. Interest due but not recognized on these balances at June 30, 2020 and December 31, 2019 was $689,000 and $318,000, respectively. Non-accrual loans with a specific allowance for impairment amounted to $870,000 and $6.1 million at June 30, 2020 and December 31, 2019, respectively. Interest due but not recognized on these balances at June 30, 2020 and December 31, 2019 was $105,000 and $302,000, respectively.

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

Past due and PCI loans as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$400	$4,872	$18,083	$23,355	$1,593	$971,163	$996,111
Residential first mortgages	51	—	—	51	—	165,619	165,670
Residential rentals	—	—	—	—	—	132,590	132,590
Construction and land dev.	—	220	—	220	—	37,360	37,580
Home equity and second mtg.	82	103	127	312	400	33,161	33,873
Commercial loans	—	—	1,807	1,807	—	61,442	63,249
Consumer loans	1	—	5	6	—	1,111	1,117
Commercial equipment	7	107	50	164	—	62,391	62,555
Total portfolio loans	$541	$5,302	$20,072	$25,915	$1,993	$1,464,837	$1,492,745

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$129,384	$129,384

	December 31, 2019
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$217	$10,563	$10,780	$1,738	$952,259	$964,777
Residential first mortgages	—	—	—	—	—	167,710	167,710
Residential rentals	—	—	—	—	295	123,306	123,601
Construction and land dev.	—	—	—	—	—	34,133	34,133
Home equity and second mtg.	98	23	177	298	391	35,409	36,098
Commercial loans	—	—	1,807	1,807	—	61,295	63,102
Consumer loans	—	—	—	—	—	1,104	1,104
Commercial equipment	52	159	231	442	—	63,205	63,647
Total portfolio loans	$150	$399	$12,778	$13,327	$2,424	$1,438,421	$1,454,172

There were no loans that were past due 90 days or greater accruing interest at June 30, 2020 and December 31, 2019.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Troubled debt restructurings ("TDR") are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program.
Impaired loans, including TDRs, at June 30, 2020 and 2019 and at December 31, 2019 were as follows:

	June 30, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$21,360	$20,315	$842	$21,157	$60	$21,191	$88	$21,243	$238
Residential first mortgages	1,710	1,710	—	1,710	—	1,717	13	1,731	29
Residential rentals	643	643	—	643	—	648	12	653	18
Home equity and second mtg.	656	645	—	645	—	646	10	647	12
Commercial loans	1,807	1,807	—	1,807	—	1,807	—	1,807	—
Consumer loans	5	5	—	5	—	5	—	5	—
Commercial equipment	548	489	44	533	44	539	7	544	21
Total	$26,729	$25,614	$886	$26,500	$104	$26,553	$130	$26,630	$318

	June 30, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,933	$18,512	$2,406	$20,918	$289	$20,975	$214	$21,075	$410
Residential first mortgages	2,124	2,123	—	2,123	—	2,129	20	2,139	41
Residential rentals	971	971	—	971	—	978	17	985	30
Home equity and second mtg.	482	471	—	471	—	476	5	461	9
Commercial loans	2,638	1,807	819	2,626	700	2,629	27	2,649	54
Commercial equipment	367	131	218	349	192	357	2	369	4
Total	$27,515	$24,015	$3,443	$27,458	$1,181	$27,544	$285	$27,678	$548

	December 31, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,914	$15,919	$4,788	$20,707	$417	$21,035	$813
Residential first mortgages	1,921	1,917	—	1,917	—	1,962	86
Residential rentals	941	937	—	937	—	967	56
Home equity and second mtg.	524	510	—	510	—	519	23
Commercial loans	3,127	1,807	1,320	3,127	210	3,284	152
Commercial equipment	808	585	203	788	201	826	35
Total	$28,235	$21,675	$6,311	$27,986	$828	$28,593	$1,165
TDRs included in the impaired loan schedules above, as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,408	3	$1,420	3
Residential first mortgages	257	2	64	1
Commercial equipment	524	3	565	4
Total TDRs	$2,189	8	$2,049	8
Less: TDRs included in non-accrual loans	(1,596)	(4)	(1,399)	(3)
Total accrual TDR loans	$593	4	$650	5
TDRs increased $140,000 during the six months ended June 30, 2020 due to principal paydowns of $29,000, the disposal of one TDR in the amount of $25,000 and the addition of one TDR in the amount of $194,000. The Company fully reserved four TDRs totaling $60,000 at June 30, 2020.
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
Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the three and six months ended June 30, 2020 and 2019, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category. There is no allowance for loan loss on the PCI portfolios.

Three Months Ended	June 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$9,083	$(929)	$—	$3,114	$11,268
Residential first mortgages	862	—	—	23	885
Residential rentals	702	—	—	357	1,059
Construction and land development	436	—	—	(8)	428
Home equity and second mortgages	258	(25)	—	26	259
Commercial loans	2,266	(1,026)	5	(83)	1,162
Consumer loans	15	—	—	—	15
Commercial equipment	1,439	(282)	15	71	1,243
	$15,061	$(2,262)	$20	$3,500	$16,319

Six Months Ended	June 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$(929)	$—	$4,799	$11,268
Residential first mortgages	464	—	—	421	885
Residential rentals	397	—	—	662	1,059
Construction and land development	273	—	—	155	428
Home equity and second mortgages	149	(25)	1	134	259
Commercial loans	1,086	(1,026)	10	1,092	1,162
Consumer loans	10	—	—	5	15
Commercial equipment	1,165	(282)	28	332	1,243
	$10,942	$(2,262)	$39	$7,600	$16,319

Three Months Ended	June 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,742	$(4)	$13	$258	$7,009
Residential first mortgages	722	—	—	(13)	709
Residential rentals	462	—	—	(4)	458
Construction and land development	148	(329)	—	427	246
Home equity and second mortgages	132	—	2	(3)	131
Commercial loans	1,406	—	5	(9)	1,402
Consumer loans	8	—	1	—	9
Commercial equipment	1,226	—	9	(281)	954
	$10,846	$(333)	$30	$375	$10,918

Six Months Ended	June 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,882	$(4)	$15	$116	$7,009
Residential first mortgages	755	—	—	(46)	709
Residential rentals	498	(53)	46	(33)	458
Construction and land development	310	(329)	—	265	246
Home equity and second mortgages	133	—	4	(6)	131
Commercial loans	1,482	—	10	(90)	1,402
Consumer loans	6	(4)	2	5	9
Commercial equipment	910	(685)	65	664	954
	$10,976	$(1,075)	$142	$875	$10,918

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at June 30, 2020 and 2019 and December 31, 2019.

	June 30, 2020				December 31, 2019				June 30, 2019
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$21,157	$973,361	$1,593	$996,111	$20,707	$942,332	$1,738	$964,777	$20,918	$895,305	$1,725	$917,948
Residential first mortgages	1,710	163,960	—	165,670	1,917	165,793	—	167,710	2,123	154,096	451	156,670
Residential rentals	643	131,947	—	132,590	937	122,369	295	123,601	971	120,692	327	121,990
Construction and land development	—	37,580	—	37,580	—	34,133	—	34,133	—	35,662	—	35,662
Home equity and second mortgages	645	32,828	400	33,873	510	35,197	391	36,098	471	35,126	269	35,866
Commercial loans	1,807	61,442	—	63,249	3,127	59,975	—	63,102	2,626	64,991	—	67,617
Consumer loans	5	1,112	—	1,117	—	1,104	—	1,104	—	967	—	967
Commercial equipment	533	62,022	—	62,555	788	62,859	—	63,647	349	50,117	—	50,466
	$26,500	$1,464,252	$1,993	$1,492,745	$27,986	$1,423,762	$2,424	$1,454,172	$27,458	$1,356,956	$2,772	$1,387,186
Allowance for loan losses:
Commercial real estate	$60	$11,208	$—	$11,268	$417	$6,981	$—	$7,398	$289	$6,720	$—	$7,009
Residential first mortgages	—	885	—	885	—	464	—	464	—	709	—	709
Residential rentals	—	1,059	—	1,059	—	397	—	397	—	458	—	458
Construction and land development	—	428	—	428	—	273	—	273	—	246	—	246
Home equity and second mortgages	—	259	—	259	—	149	—	149	—	131	—	131
Commercial loans	—	1,162	—	1,162	210	876	—	1,086	700	702	—	1,402
Consumer loans	—	15	—	15	—	10	—	10	—	9	—	9
Commercial equipment	44	1,199	—	1,243	201	964	—	1,165	192	762	—	954
	$104	$16,215	$—	$16,319	$828	$10,114	$—	$10,942	$1,181	$9,737	$—	$10,918
At June 30, 2020 and December 31, 2019, the Bank’s allowance for loan losses totaled $16.3 million and $10.9 million, or 1.09% and 0.75%, respectively, of loan balances. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses inherent in the Company's loan portfolios. The increased provision for loan losses ("PLL") recorded in the first three months of 2020 was due to growth in the loan portfolio and the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. The Company's ALLL increased $5.4 million or 49.14% to $16.3 million at June 30, 2020 compared to $10.9 million at December 31, 2019. The increased provision expense recorded in the first six months of 2020 was primarily due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and to a lesser degree growth in the commercial loan portfolio. In addition, the allowance in the second quarter of 2020 increased due to COVID-19 deferred loans. The allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.

Credit Quality Indicators
Credit quality indicators as of June 30, 2020 and December 31, 2019 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	6/30/2020	12/31/2019	6/30/2020	12/31/2019	6/30/2020	12/31/2019
Unrated	$150,661	$102,695	$1,950	$2,075	$47,992	$38,139
Pass	826,315	840,403	35,630	32,058	84,236	84,811
Special mention	197	—	—	—	362	—
Substandard	18,938	21,679	—	—	—	651
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$996,111	$964,777	$37,580	$34,133	$132,590	$123,601

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	6/30/2020	12/31/2019	6/30/2020	12/31/2019	6/30/2020	12/31/2019
Unrated	$16,018	$16,754	$26,153	$26,045	$242,774	$185,708
Pass	45,424	43,221	36,358	37,399	1,027,963	1,037,892
Special mention	—	—	—	—	559	—
Substandard	1,807	3,127	44	203	20,789	25,660
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$63,249	$63,102	$62,555	$63,647	$1,292,085	$1,249,260

	Non-Commercial Portfolios **		U.S. SBA PPP Loans		Total All Portfolios
(dollars in thousands)	6/30/2020	12/31/2019	6/30/2020	12/31/2019	6/30/2020	12/31/2019
Unrated	$166,782	$164,991	$129,384	$—	$538,940	$350,699
Pass	32,780	38,718	—	—	1,060,743	1,076,610
Special mention	467	—	—	—	1,026	—
Substandard	631	1,203	—	—	21,420	26,863
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$200,660	$204,912	$129,384	$—	$1,622,129	$1,454,172
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2020	12/31/2019	6/30/2020	12/31/2019	6/30/2020	12/31/2019
Performing	$165,670	$167,710	$33,746	$35,921	$1,112	$1,104
Nonperforming	—	—	127	177	5	—
Total	$165,670	$167,710	$33,873	$36,098	$1,117	$1,104

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
Rating 10 – Loss
Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be non-collectable.

Purchased Credit-Impaired Loans and Acquired Loans
PCI loans had an unpaid principal balance of $2.4 million and a carrying value of $2.0 million at June 30, 2020. The carrying value of PCI loans represented 0.10% of total assets at June 30, 2020. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a previously established allowance for loan losses from acquisition.
A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Accretable yield, beginning of period	$539	$680	$677	$733
Additions	—	—	—	—
Accretion	(1)	(68)	(139)	(122)
Reclassification from (to) nonaccretable difference	24	156	24	156
Other changes, net	(148)	11	(148)	12
Accretable yield, end of period	$414	$779	$414	$779
At June 30, 2020 performing acquired loans, which totaled $65.1 million, included a $889,000 net acquisition accounting fair market value adjustment, representing a 1.35% discount; and PCI loans which totaled $2.0 million, included a $414,000 adjustment, representing a 17.19% discount. At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount; and PCI loans which totaled $2.4 million, included a $516,000 adjustment, representing a 17.55% discount.
During the three months ended June 30, 2020 and 2019 there was $181,000 and $209,000, respectively, of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second quarter of 2020 and 2019 which resulted in a reclassification of $24,000 and $156,000, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of June 30, 2020 and December 31, 2019:

BY ACQUIRED AND NON-ACQUIRED	June 30, 2020	%	December 31, 2019	%
Acquired loans - performing	$65,087	4.01%	$74,654	5.13%
Acquired loans - purchase credit impaired ("PCI")	1,993	0.12%	2,424	0.17%
Total acquired loans	67,080	4.14%	77,078	5.30%
U.S. SBA PPP loans	129,384	7.98%	—	—%
Non-acquired loans**	1,425,665	87.89%	1,377,094	94.70%
Gross loans	1,622,129		1,454,172
Net deferred costs (fees)	(1,674)	(0.10)%	1,879	0.13%
Total loans, net of deferred costs	$1,620,455		$1,456,051
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2020	As of December 31, 2019

Goodwill	$10,835	$10,835

	As of June 30, 2020			As of December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible	$3,590	$(1,780)	$1,810	$3,590	$(1,472)	$2,118
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2020 is as follows:

(dollars in thousands)

Remainder of 2020	$283
2021	495
2022	398
2023	302
2024	205
Thereafter	127
$1,810
As of June 30, 2020, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At June 30, 2020 we had goodwill of $10.8 million or 5.72% of equity and CDI of $1.8 million or 0.96% of equity.
Due to COVID-19 management opted to perform a qualitative analysis to determine if a quantitative calculation of impairment should be considered. Based on the qualitative analysis, management concluded that it is not more likely than not that goodwill and CDI were impaired. It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill or CDI to be impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. If management's assessment results in an impairment charge it would be recorded in that quarter. In the event that the Company concludes that all or a portion of its goodwill and CDI are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2020	2019	2019
Balance at beginning of year	$7,773	$8,111	$8,111
Additions of underlying property	—	3,249	3,567
Disposals of underlying property	(2,287)	(416)	(3,004)
Valuation allowance	(1,791)	(637)	(901)
Balance at end of period	$3,695	$10,307	$7,773
During the six months ended June 30, 2020 and 2019, OREO additions were zero and $3.2 million, respectively. During the six months ended June 30, 2019, additions of $3.2 million were for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling cost, establishing a new costs basis.
During the six months ended June 30, 2020, the Company disposed of commercial real estate with carrying value totaling $2.3 million for proceeds of $2.3 million resulting in losses totaling $9,000. During the six months ended June 30, 2019, the Company recognized net gains of $188,000 on disposals of $416,000 for multiple residential lots of $65,000, commercial real estate of $316,000 and commercial equipment of $35,000. In connection with the sale of commercial real estate, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019.
Expenses applicable to OREO assets included the following.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019

Valuation allowance	$1,791	$637
Losses (gains) on dispositions	9	(188)
Operating expenses	82	39
	$1,882	$488
There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2020 and December 31, 2019.

NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	June 30, 2020		December 31, 2019
	Balance	%	Balance	%
Noninterest-bearing demand	$356,196	21.32%	$241,174	15.95%
Interest-bearing:
Demand	547,639	32.79%	523,802	34.65%
Money market deposits	314,781	18.85%	283,438	18.75%
Savings	85,257	5.10%	69,254	4.58%
Certificates of deposit	366,491	21.94%	394,169	26.07%
Total interest-bearing	1,314,168	78.68%	1,270,663	84.05%
Total Deposits	$1,670,364	100.00%	$1,511,837	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at June 30, 2020 and December 31, 2019 was $70.9 million and $86.6 million, respectively.
The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At June 30, 2020, the Bank had three customer deposit relationships that exceeded 2% of total deposits, totaling $276.1 million which represented 16.5% of total deposits. At December 31, 2019, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits. The reported concentrations at June 30, 2020 and December 31, 2019 were with local municipal agencies.
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
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right of use asset, net	$8,132	$8,382
Operating lease liability	$8,296	$8,495
Weighted average remaining lease term	18.50 years	18.80 years
Weighted average discount rate	3.51%	3.50%
Remaining lease term - min	1.2 years	0.0 years
Remaining lease term - max	25.0 years	25.0 years
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
The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019

Operating lease cost	$198	$217	$397	$436

Cash paid for lease liability	$174	$186	$346	$368
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2020

Lease payments due:
Within one year	$704
After one but within two years	616
After two but within three years	608
After three but within four years	616
After four but within five years	634
After five years	8,450
Total undiscounted cash flows	$11,628
Discount on cash flows	3,332
Total lease liability	$8,296

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
On April 13, 2020, the regulatory agencies published an interim final rule, which permits banking organizations to exclude from regulatory capital requirements Paycheck Protection Program ("PPP") covered loans pledged under the PPPLF. The interim final rule also clarifies that PPP covered loans as defined in section 7(a)(36) of the Small Business Act (15 U.S.C. 636(a)(36)) receive a zero percent risk weight.
The interim final rule modifies the agencies’ capital rule and allows PPPLF-eligible banking organizations to neutralize the regulatory effects of PPP covered loans on their risk-based capital ratios, as well as PPP covered loans pledged under the PPPLF on their leverage capital ratios. When calculating leverage capital ratios, a banking organization may exclude from average total consolidated assets and, as applicable, total leverage exposure a PPP covered loan as of the date that it has been pledged under the PPPLF. Accordingly, a PPP covered loan that has not been pledged as collateral in connection with an extension of credit under the PPPLF would be included in the calculation of the banking organization’s average total consolidated assets and, as applicable, total leverage exposure. No new extensions of credit will be made under the PPPLF after September 30, 2020, unless the Federal Reserve Board and U.S. Department of Treasury jointly determine to extend the facility.
As of June 30, 2020 and December 31, 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Common equity		$189,442	$181,494	$198,100	$202,604
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,339)	(1,534)	(1,339)	(1,534)
AOCI (gains) losses		(4,517)	(1,504)	(4,517)	(1,504)
Common Equity Tier 1 Capital		172,751	167,621	181,409	188,731
TRUPs		12,000	12,000	—	—
Tier 1 Capital		184,751	179,621	181,409	188,731
Allowable reserve for credit losses and other Tier 2 adjustments		16,370	10,993	16,370	10,993
Subordinated notes		—	23,000	—	—
Tier 2 Capital		$201,121	$213,614	$197,779	$199,724
Risk-Weighted Assets ("RWA")		$1,553,884	$1,508,352	$1,551,903	$1,506,766
Average Assets ("AA")		$1,892,097	$1,782,834	$1,890,542	$1,781,415
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.12%	11.11%	11.69%	12.53%
Tier 1 Capital to RWA	8.50	11.89	11.91	11.69	12.53
Tier 2 Capital to RWA	10.50	12.94	14.16	12.74	13.26
Tier 1 Capital to AA (Leverage) (2)	n/a	9.76	10.08	9.60	10.59
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2020 and December 31, 2019, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$30,931	$—	$30,931	$—
CMOs	131,933	—	131,933	—
U.S. Agency	1,311	—	1,311	—
Asset-backed securities issued by Others:
Residential CMOs	320	—	320	—
Student Loan Trust CMOs	25,030	—	25,030	—
Callable GSE Agency Bonds	—	—	—	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,498	—	1,498	—
Municipal bonds	43,709	—	43,709	—
Total available for sale securities	$234,982	$—	$234,982	$—

Equity securities carried at fair value through income
CRA investment fund	$4,831	$—	$4,831	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$36,092	$—	$36,092	$—
CMOs	146,932	—	146,932	—
U.S. Agency	9,733	—	9,733	—
Asset-backed securities issued by others:
Residential CMOs	371	—	371	—
Callable GSE Agency Bonds	2,002	—	2,002	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,489	—	1,489	—
Municipal bonds	11,318	—	11,318	—
Total available for sale securities	$208,187	$—	$208,187	$—

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$4,669	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 were included in the tables below.

(dollars in thousands)	June 30, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$782	$—	$—	$782
Commercial loans	—	—	—	—
Total loans with impairment	$782	$—	$—	$782
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$3,695	$—	$—	$3,695

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,371	$—	$—	$4,371
Commercial loans	1,110	—	—	1,110
Commercial equipment	2	—	—	2
Total loans with impairment	$5,483	$—	$—	$5,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$7,773	$—	$—	$7,773
Loans with impairment had unpaid principal balances of $886,000 and $6.3 million at June 30, 2020 and December 31, 2019, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2020 and December 31, 2019.

June 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$782	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 12%

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% 10%

Other real estate owned	$3,695	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 40%

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$5,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 13%

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% 10%

Other real estate owned	$7,773	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 18%

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$234,982	$234,982	$—	$234,982	$—
Equity securities carried at fair value through income	4,831	4,831	—	4,831
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	4,691	4,691	—	4,691	—
Net loans receivable	1,604,136	1,568,460	—	—	1,568,460
Accrued Interest Receivable	6,773	6,773	—	6,773	—
Investment in BOLI	37,619	37,619	—	37,619	—

Liabilities
Savings, NOW and money market accounts	$1,303,873	$1,303,873	$—	$1,303,873	$—
Time deposits	366,491	369,171	—	369,171	—
Short-term borrowings	5,000	5,020	—	5,020	—
Long-term debt	67,336	68,806	—	68,806	—
TRUPs	12,000	8,119	—	8,119	—

See the Company’s methodologies disclosed in Note 20 of the Company’s 2019 Form 10-K for the fair value methodologies used as of December 31, 2019:

December 31, 2019	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$208,187	$208,187	$—	$208,187	$—
Equity securities carried at fair value through income	4,669	4,669	—	4,669	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,447	3,447	—	3,447	—
Net loans receivable	1,445,109	1,424,506	—	—	1,424,506
Accrued Interest Receivable	5,019	5,019	—	5,019	—
Investment in BOLI	37,180	37,180	—	37,180	—

Liabilities
Savings, NOW and money market accounts	$1,117,668	$1,117,668	$—	$1,117,668	$—
Time deposits	394,169	396,492	—	396,492	—
Short-term borrowings	5,000	5,007	—	5,007	—
Long-term debt	40,370	40,588	—	40,588	—
TRUPs	12,000	10,129	—	10,129	—
Subordinated notes	23,000	23,031	—	23,031	—
At June 30, 2020 and December 31, 2019, the Company had outstanding loan commitments and standby letters of credit with customers of $41.2 million and $96.6 million, respectively, and $21.6 million and $22.3 million, respectively. Additionally, at June 30, 2020 and December 31, 2019, customers had $229.7 million and $230.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income for the three and six months ended June 30, 2020 and 2019. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three and six months ended June 30, 2020 and 2019. Reclassification adjustments are recorded in non-interest income.

(dollars in thousands)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$1,724	$449	$1,275	$2,093	$576	$1,517
Reclassification adjustments	112	29	83	—	—	—
Other comprehensive income	$1,836	$478	$1,358	$2,093	$576	$1,517

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Net unrealized holding gains (losses) arising during period	$3,595	$908	$2,687	$3,989	$1,098	$2,891
Reclassification adjustments	441	115	326	—	—	—
Other comprehensive income (loss)	$4,036	$1,023	$3,013	$3,989	$1,098	$2,891
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$3,159	$(473)	$1,504	$(1,847)
Other comprehensive gains, net of tax before reclassifications	1,275	1,517	2,687	2,891
Amounts reclassified from accumulated other comprehensive gain	83	—	326	—
Net other comprehensive income	1,358	1,517	3,013	2,891
End of period	$4,517	$1,044	$4,517	$1,044

NOTE 14 - EARNINGS PER SHARE (“EPS”)
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. There were no outstanding stock options at June 30, 2020 for the Company to apply the treasury method to account for potential common shares that may have been issued.
Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Income	$3,450	$3,627	$6,198	$7,504

Average number of common shares outstanding	5,894,009	5,559,821	5,890,607	5,558,984
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	5,894,009	5,559,821	5,890,607	5,558,984

Earnings Per Common Share
Basic	$0.59	$0.65	$1.05	$1.35
Diluted	$0.59	$0.65	$1.05	$1.35

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
41

reduced by a valuation allowance. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax expense	$1,758	$1,653	$2,497	$3,030
Deferred income tax expense (benefit)	(622)	(259)	(1,418)	(320)
Income tax (benefit) expense as reported	$1,136	$1,394	$1,079	$2,710

Effective tax rate	24.8%	27.8%	14.8%	26.5%
Net deferred tax assets totaled $6.6 million at June 30, 2020 and $6.2 million at December 31, 2019. No valuation allowance for deferred tax assets was recorded at June 30, 2020 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The decrease in income tax expense for the three and six months ended June 30, 2020 was primarily due to a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.
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

42

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
Stock-based compensation expense totaled $87,000 and $163,000 for the three and six months ended June 30, 2020 and $92,000 and $169,000, respectively, for the three and six months ended June 30, 2019. Stock-based compensation expense consisted of the vesting of grants of restricted stock. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. As of June 30, 2020, and December 31, 2019, unrecognized stock compensation expense was $431,000 and $304,000, respectively. The following tables summarize the nonvested restricted stock awards outstanding at June 30, 2020 and December 31, 2019, respectively.

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	14,440	$25.79
Granted	9,065	33.42
Vested	(5,473)	34.08
Cancelled	(359)	33.66
Nonvested at June 30, 2020	17,673	$33.01

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	25,473	$28.76
Granted	6,524	31.82
Vested	(17,557)	25.83
Nonvested at December 31, 2019	14,440	$25.79

43

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019. You should read this table together with our Consolidated Financial Statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10-K for the year ended December 31, 2019.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
KEY OPERATING RATIOS
Return on average assets ("ROAA")	0.69%	0.84%	0.65%	0.88%
Pre-tax Pre-Provision ROAA**	1.62	1.25	1.57	1.30
Return on average common equity ("ROACE")	7.27	8.99	6.64	9.41
Pre-tax Pre-Provision ROACE**	17.03	13.37	15.95	13.91
Average total equity to average total assets	9.52	9.38	9.84	9.32
Interest rate spread	3.21	3.06	3.21	3.06
Net interest margin	3.34	3.33	3.39	3.32
Cost of funds	0.54	1.27	0.72	1.26
Cost of deposits	0.48	1.10	0.64	1.08
Cost of debt	1.06	3.97	1.61	3.81
Efficiency ratio	53.75	62.82	56.19	61.24
Non-interest expense to average assets	1.88	2.12	2.01	2.05
Net operating expense to average assets	1.43	1.83	1.55	1.78
Avg. int-earning assets to avg. int-bearing liabilities	125.51	121.15	124.99	120.84
Net charge-offs to average portfolio loans	0.61	0.09	0.30	0.14
COMMON SHARE DATA
Basic net income per common share	$0.59	$0.65	$1.05	$1.35
Diluted net income per common share	0.59	0.65	1.05	1.35
Cash dividends paid per common share	0.125	0.125	0.25	0.25
Weighted average common shares outstanding:
Basic	5,894,009	5,559,821	5,890,607	5,558,984
Diluted	5,894,009	5,559,821	5,890,607	5,558,984
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019
COMMON SHARE DATA
Book value per common share	$32.05	$30.76
Tangible book value per common share**	29.91	28.57
Common shares outstanding at end of period	5,911,715	5,900,249
OTHER DATA
Full-time equivalent employees	194	194
Branches	12	12
Loan Production Offices	4	4
CAPITAL RATIOS
Tier 1 capital to average assets	9.76%	10.08%
Tier 1 common capital to risk-weighted assets	11.12	11.11
Tier 1 capital to risk-weighted assets	11.89	11.91
Total risk-based capital to risk-weighted assets	12.94	14.16
Common equity to assets	9.05	10.10
Tangible common equity to tangible assets	8.50	9.44
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

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
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Pre-Tax Pre-Provision ("PTPP") Income, PTPP Return on Average Assets ("ROAA") and PTPP Return on Average Common Equity ("ROACE")
We believe that pre-tax pre-provision income, which reflects our profitability before income taxes and loan loss provisions, allows investors to better assess our operating income and expenses in relation to our core operating revenue by removing the volatility that is associated with credit provisions and different state income tax rates for comparable institutions. We also believe that during a crisis such as the COVID-19 pandemic, this information is useful as the impact of the pandemic on the loan loss provisions of various institutions will likely vary based on the geography of the communities served by a particular institution.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (as reported)	$3,450	$3,627	$6,198	$7,504
Provision for loan losses	3,500	375	7,600	875
Income tax expenses	1,136	1,394	1,079	2,710
Non-GAAP PTPP income	$8,086	$5,396	$14,877	$11,089

GAAP ROAA	0.69%	0.84%	0.65%	0.88%
Pre-tax Pre-Provision ROAA	1.62%	1.25%	1.57%	1.30%

GAAP ROACE	7.27%	8.99%	6.64%	9.41%
Pre-tax Pre-Provision ROACE	17.03%	13.37%	15.95%	13.91%

Average assets	$1,995,552	$1,721,196	$1,896,488	$1,710,253
Average equity	$189,890	$161,376	$186,580	$159,420

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

(dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019	June 30, 2019
Total assets	$2,093,756	$1,797,536	$1,756,448
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	1,810	2,118	2,450
Total intangible assets	12,645	12,953	13,285
Tangible assets	$2,081,111	$1,784,583	$1,743,163

Total common equity	$189,442	$181,494	$163,645
Less: intangible assets	12,645	12,953	13,285
Tangible common equity	$176,797	$168,541	$150,360

Common shares outstanding at end of period	5,911,715	5,900,249	5,582,438

GAAP common equity to assets	9.05%	10.10%	9.32%
Non-GAAP tangible common equity to tangible assets	8.50%	9.44%	8.63%

GAAP common book value per share	$32.05	$30.76	$29.31
Non-GAAP tangible common book value per share	$29.91	$28.57	$26.93

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
On December 31, 2019, the Company issued a total of 312,747 shares of its common stock, par value $0.01 in a private placement offering. The Company received net proceeds of $10.6 million after deal expenses. On February 15, 2020, the Company used the proceeds and a cash dividend from the Bank to redeem the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes. The redemption of the $23.0 million in subordinated notes in February 2020 will reduce interest expense by approximately $1.4 million on an annualized basis and be accretive to earnings. The annualized positive impact on net interest margin is estimated to be between eight and nine basis points. The Company remains well capitalized at June 30, 2020 with a Tier 1 capital to average assets (leverage ratio) of 9.76% at June 30, 2020 compared to 10.08% at December 31, 2019.
Effects of COVID-19 on Company's Operations
The following sections discuss the risks and uncertainties, accounting treatments, specific COVID-19 programs and Company actions taken as of June 30, 2020 through the filing date of this Form 10-Q.
Risk Factors
The potential impacts to credit losses and other effects of the COVID-19 pandemic and the resulting low interest rate environment, may adversely affect the Company's financial condition and results of operations in future periods. See Part II, Item 1A, "Risk Factors" for additional information regarding the risks associated with COVID-19.
Economic Impact
The outbreak of COVID-19 has adversely impacted the economy in the Company's footprint. The pandemic could prevent our customers from fulfilling their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic on March 11, 2020. The outbreak has caused significant disruptions in the U.S. and local economy. While there has been no material impact to the Company's employees or business to date, COVID-19 could potentially create business continuity issues for the Company.

In March 2020, the U.S. economy deteriorated as a result of the COVID-19 pandemic and as of June 30, 2020, it remains unclear when the economy will reach a low point. Real first quarter 2020 Gross Domestic Product ("GDP"') declined 5.0% and most economists are predicting that personal consumption will remain suppressed until there is a vaccine, more effective therapeutic treatments and local and state government willingness to open their economies. Maryland and Virginia June 2020 unemployment rates according to the U.S. Bureau of Labor Statistics were 8.0% and 8.4%, respectively. Nationally, the unemployment rate declined by 2.2% percentage points to 11.1% in June, and the number of unemployed persons fell by 3.2 million to 17.8 million. Although unemployment fell in May and June, the jobless rate and the number of unemployed are up by 7.6% and 12.0 million, since February 2020. Decreases in the unemployment rate may not continue if spikes in COVID-19 infections and hospitalizations cause local and state governments to consider shutting down recently opened up economies.
Governmental and Regulatory Response
Congress, the President of the United States ("POTUS"), and the Federal Reserve have taken actions designed to cushion the economic fallout from the pandemic. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The CARES Act included direct financial aid to American families, economic stimulus to significantly impacted industry sectors, and emergency funding for hospitals and other health care providers. Included as part of the CARES Act was a loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the paycheck protection program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the Bank has implemented commercial and retail loan deferral programs. Since the CARES Act passed additional stimulus relief has been provided to add additional funding to support small business programs, larger businesses and specific industries. There are on-going discussions between Congress and POTUS of additional stimulus bills and funding in the remainder of 2020. There have been additional clarifications to regulation and legislation since the original law was passed.

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

The Federal Reserve provided an additional lending facility (the Federal Reserve "PPPLF" program) to fund banks offering SBA PPP loans to struggling small businesses. Lenders participating in the SBA PPP will be able to exclude loans financed by the facility from the leverage ratio. PPPLF advances will be non-recourse and have the same two-year term as the pledged PPP loan. Lenders will pay a fixed interest rate of 0.35% and receive 100% value for the pledged PPP loan collateral.

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

Our business is dependent upon the willingness and ability of customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows. While it is not possible to know the extent that the impact of COVID-19, and measures to curtail its spread, will have on the Company's operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations
At June 30, 2020, the Company continued to be in a strong financial and operational condition. The Company had a Tier 1 leverage ratio of 9.76% and a Tier 1 risk-based capital ratio of 11.89%. Our ratio of nonperforming loans to total assets was 1.30% and the ratio of nonperforming loans to total portfolio loans was 1.57%. At and for the six months ended June 30, 2020, the Company's allowance for loan loss ("ALLL") and provision for loan losses were materially impacted. While we have not yet experienced any charge-offs related to COVID-19, our allowance calculation and resulting provision for loan losses are significantly impacted by changes in various qualitative factors. It is possible that our asset quality measures could worsen if the effects of COVID-19 are prolonged. For additional information, please refer to "Allowance for Loan Losses" below.

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

As the COVID -19 pandemic and the governmental response to it have decreased economic activity, fee income may be affected due to a reduction in fee generating economic activity, reduced ability to collect fees charged, and regulatory pressure to waive or reduce fees incurred.

Our interest income could be reduced due to COVID-19 as customers may be unable to meet their obligations due to economic disruptions caused by the pandemic. Our interest income could be adversely affected in future periods as a result of the COVID-19 pandemic due to lower interest rates and the possibility of decreases in the size of our loan portfolio. As a result of the reductions in the targeted federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

Capital and liquidity
We believe the Company has sufficient capital to withstand an extended economic recession brought about by COVID-19. However, our reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt, pay Company holding company expenses as well as to fund common shareholder dividends. If the Company's capital deteriorates and the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt, pay holding company expenses or fund common shareholder dividends. The Company maintains access to multiple sources of liquidity and wholesale funding markets have remained open during the pandemic. If wholesale funding costs are elevated for an extended period of time, it could have an adverse effect on the Company's net interest margin. If an extended recession caused large numbers of the Company's deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Company is participating in the Federal Reserve Bank's PPPLF Program. There were $126.8 million in advances under the PPPLF program as of June 30, 2020. As of July 22, 2020, the Company's outstanding PPPLF advances were $126.8 million. It is the Company's intention to fund most PPP loans through the PPPLF program and we will continue to originate PPP loans until the SBA funding is exhausted.

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

As of June 30, 2020, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At June 30, 2020, we had goodwill of $10.8 million or 5.72% of equity and CDI of $1.8 million or 0.96% of equity. We will continue to evaluate the value of our intangible assets based on the estimated long-term severity of the COVID-19 crisis' impact on our business and local economy.

Due to COVID-19 management opted to perform a qualitative analysis to determine if a quantitative calculation of impairment should be considered. Based on the qualitative analysis, management concluded that it is not more likely than not that goodwill and CDI are impaired. It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill or CDI to be impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. In the event that the Company concludes that all or a portion of its goodwill and CDI are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings in that quarter. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan
The Enterprise Risk Management Committee assists the Board of Directors with oversight responsibilities which include the assurance that policies and procedures exist to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. The Company has invoked its Board approved Pandemic Preparedness Plan. Management's Pandemic team, which includes members from Executive, Accounting, Risk, Information Technology, Lending, Operations, Human Resources, and Facilities meets bi-weekly and more frequently as needed. Executive management reports weekly or more as needed to the Chairman of the Board. The Board is updated on a regular basis and as needed by executive management and the Chairman of the Board.

Shortly after invoking the Plan, we moved some employees to remote work. We have implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including critical customer relief efforts. The Company's preparedness efforts resulted in minimal impacts to operations as a result of COVID-19. Improvements to the Company's technology platforms over the last several years enabled the successful transition to a remote work environment for some employees whose job responsibilities can be carried out effectively from home.

We remain focused on the well-being of our employees. Executive management established regular communications with employees to keep them informed of benefits available to them and steps we are taking to keep them safe. To prepare for potential staffing shortages resulting from COVID-19 cases, the Pandemic team has assessed critical team members and determined appropriate contingency and succession plans are in place to ensure continued operations.

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

Retail operations
The Company is committed to assisting our customers and communities in this time of need. During the second quarter we reopened our branch lobbies. We are limiting the number of customers in our branch locations and requiring customers and our employees to wear masks. Customer areas are sanitized after every interaction. We encourage our customers to make appointments to address their needs. Our branches have been supplied with masks, gloves and disinfectant materials for employees to use throughout the day. All facilities and ATMs are being cleaned daily.

We are helping our deposit customers. Some measures include assisting customers with stopping recurring transactions to eliminate overdraft fees and increasing deposit limits on our mobile App. We are monitoring the Customer Support Center staffing to ensure successful management of call volume. Customers are able to transact all business including onboarding and closing accounts through our online channel, the drive thru and branch staff.

During the pandemic, the Company continues to monitor the safety of our staff and customers. Our staffing is adequate to address the requests for time off by employees impacted by family related matters, such as health or child care issues.

Lending operations, accommodations to borrowers and Credit
COVID-19 Deferred Loans
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company offered payment deferral programs for our business and individual customers who are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. As of June 30, 2020, the Company had executed 312 loan deferrals on outstanding loan balances of $264.9 million, which represented 17.7% of gross portfolio loans. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would need to be reversed. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change.
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The loan modifications must be executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This interagency guidance is expected to have a material impact on the Company's Consolidated Financial Statements; however, this impact cannot be quantified at this time.

We anticipate that a significant portion of the Bank's borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit. This scenario may adversely affect their ability to repay existing indebtedness and may impact the value of collateral. These developments, together with economic conditions, could materially impact our commercial real estate portfolio, particularly with respect to real estate with exposure to specific industries, and the value of certain collateral securing our loans. As a result, our financial condition, capital levels and results of operations could be adversely affected.

None of the deferrals are reflected in the Company’s asset quality measures (i.e., non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDRs. The Company is regularly contacting borrowers who have deferred loans to better understand their situation and the challenges faced. It is possible that the Company's asset quality measures could worsen if the effects of COVID-19 are prolonged. We expect the COVID-19 pandemic to have an adverse effect on our loan pipeline and the credit quality of our loan portfolio during the remainder of 2020. However, it is not possible to project the impact with any precision at this time.

Should economic conditions worsen, the Company could experience further increases in its required ALLL and record additional credit loss expense. Management's COVID-19 credit analysis is included in the Asset Quality discussion of this MD&A.
U.S. Small Business Administration Paycheck Protection Program loans
With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Company is actively assisting its customers and community businesses with applications for resources through the program. The U.S. SBA PPP loan is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry a two to five year term at a at 1% annual interest rate until the loan is either forgiven or paid. The forgiveness window is expected to open during the third quarter of 2020 and we are optimistic that many of our PPP customers will take the opportunity to request forgiveness in the third and fourth quarters of 2020.

As of June 30, 2020, the Company had originated 902 SBA PPP loans with balances of $129.4 million. The Bank will continue to make PPP loans until the authorized funding is depleted. The Company has funded PPP loans with the Federal Reserve PPPLF facility. The Company recorded net deferred fees of $3.9 million during the second quarter that will be amortized as a component of interest income through the contractual maturity date of each individual PPP loan. Net deferred fees include fees (deferred fees) paid to participant banks for each PPP loan underwritten and funded as well as costs incurred to underwrite the loans (deferred costs). PPP loan forgiveness will allow the Company to recognize remaining net deferred fees in the quarter of forgiveness.

The Company funded virtually all PPP loans with the Federal Reserve PPPLF program lending facility to fund banks offering SBA PPP loans at a 0.35% annual interest rate. As of June 30, 2020, the Company's outstanding PPPLF advances were $126.8 million. Due to the expected temporary increase to assets and the full government guaranty, banking regulators have provided favorable regulatory capital treatment by excluding the activity and balances from regulatory capital ratios.

Due to the full guaranty of the SBA and the underwriting process the Bank's employees followed, there are no credit issues anticipated with SBA PPP loans. As a result, the Company did not establish an allowance for loan losses for PPP loans.

Subsequent events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
Earnings Summary
The Company reported net income for the three months ended June 30, 2020 of $3.5 million or diluted earnings per share of $0.59 compared to net income of $3.6 million or $0.65 per diluted earnings per share for the three months ended June 30, 2019. The Company’s ROAA and ROACE were 0.69% and 7.27% for the three months ended June 30, 2020 compared to 0.84% and 8.99% in June 30, 2019.
The $177,000 decrease to net income in the second quarter of 2020 compared to the same quarter in 2019 was due to increased provision for loan losses related to the economic uncertainty of the COVID-19 pandemic and increased noninterest expense, partially offset by increased net interest income and noninterest income. Decreases to income before taxes were partially offset by decreased income tax expense for the comparable periods. The decrease in income tax expense was due to a change in the Company's state tax apportionment approach that was implemented in the first quarter of 2020 as well as lower pre-tax income. The Company's lower effective tax rate is more fully explained in the income tax expense section in the discussion of results for the six months ended June 30, 2020 in this MD&A.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Interest and dividend income	$17,638	$18,118	$(480)	(2.6)%
Interest expense	2,414	4,859	(2,445)	(50.3)%
Net interest income	15,224	13,259	1,965	14.8%
Provision for loan losses	3,500	375	3,125	833.3%
Noninterest income	2,259	1,253	1,006	80.3%
Noninterest expense	9,397	9,116	281	3.1%
Income before income taxes	4,586	5,021	(435)	(8.7)%
Income tax (income) expense	1,136	1,394	(258)	(18.5)%
Net income	$3,450	$3,627	$(177)	(4.9)%

Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,277	$16,366	$(89)	(0.5)%
Taxable interest and dividends on investment securities	1,341	1,677	(336)	(20.0)%
Interest on deposits with banks	20	75	(55)	(73.3)%
Total Interest and Dividend Income	17,638	18,118	(480)	(2.6)%

Interest Expenses
Deposits	1,937	3,966	(2,029)	(51.2)%
Short-term borrowings	28	235	(207)	(88.1)%
Long-term debt	449	658	(209)	(31.8)%
Total Interest Expenses	2,414	4,859	(2,445)	(50.3)%

Net Interest Income (NII)	$15,224	$13,259	$1,965	14.8%
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
The sharp decline in interest rates during the first six months of 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Due to a slightly liability-sensitive balance sheet, the Company increased its increasing net interest margin in the first quarter of 2020 and had stable margins during the second quarter of 2020 after adjusting for PPP loan and funding activity. Net interest margin was negatively impacted from the funding of U.S. SBA PPP loans of $129.4 million which resulted in approximately eight basis points of net interest margin compression for the three months ended June 30, 2020. Some compression of our net interest margin is foreseeable in the second half of 2020 with the possibility that interest-earning assets will reprice faster than interest-bearing liabilities. The Bank's loan growth may slow due to delays in business investment activity. Conversely, PPP loan forgiveness will positively impact margins and net interest income in the quarter(s) of forgiveness with the recognition of remaining net deferred fees.
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
The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$981,188	$10,537	4.30%	$899,883	$10,714	4.76%
Residential first mortgages	168,958	1,397	3.31%	154,740	1,401	3.62%
Residential rentals	131,018	1,521	4.64%	124,307	1,560	5.02%
Construction and land development	39,856	445	4.47%	35,054	513	5.85%
Home equity and second mortgages	35,135	318	3.62%	36,384	524	5.76%
Commercial and equipment loans	131,186	1,554	4.74%	114,219	1,639	5.74%
SBA PPP loans	90,132	493	2.19%	—	—	—%
Consumer loans	1,119	12	4.29%	885	15	6.78%
Allowance for loan losses	(15,597)	—	—	(11,016)	—	0.00%
Loan portfolio (1)	1,562,995	16,277	4.17%	1,354,456	16,366	4.83%
Taxable investment securities	211,917	1,248	2.36%	232,010	1,677	2.89%
Nontaxable investment securities	12,586	93	2.96%	—	—	—%
Interest-bearing deposits in other banks	17,384	11	0.25%	2,395	26	4.34%
Federal funds sold	15,893	9	0.23%	5,755	49	3.41%
Interest-Earning Assets ("IEAs")	1,820,775	17,638	3.87%	1,594,616	18,118	4.54%
Cash and cash equivalents	73,206			20,306
Goodwill	10,835			10,835
Core deposit intangible	1,909			2,564
Other assets	88,827			92,875
Total Assets	$1,995,552			$1,721,196

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$332,642	$—	—%	$218,381	$—	—%
Interest-bearing demand deposits
Savings	81,019	30	0.15%	70,472	18	0.10%
Interest-bearing demand and money market accounts	816,836	481	0.24%	683,572	1,655	0.97%
Certificates of deposit	373,129	1,426	1.53%	472,118	2,293	1.94%
Total interest-bearing deposits	1,270,984	1,937	0.61%	1,226,162	3,966	1.29%
Total Deposits	1,603,626	1,937	0.48%	1,444,543	3,966	1.10%
Long-term debt	67,342	276	1.64%	20,189	148	2.93%
Short-term borrowings	13,077	28	0.86%	34,874	235	2.70%
PPPLF Advance	87,332	76	0.35%	—	—	—%
Subordinated Notes	—	—	—%	23,000	359	6.24%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	97	3.23%	12,000	151	5.03%
Total Debt	179,751	477	1.06%	90,063	893	3.97%
Interest-Bearing Liabilities ("IBLs")	1,450,735	2,414	0.67%	1,316,225	4,859	1.48%
Total Funds	1,783,377	2,414	0.54%	1,534,606	4,859	1.27%
Other liabilities	22,285			25,214
Stockholders’ equity	189,890			161,376
Total Liabilities and Stockholders’ Equity	$1,995,552			$1,721,196

Net interest income		$15,224			$13,259

	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost

Interest rate spread			3.21%			3.06%
Net yield on interest-earning assets			3.34%			3.33%
Avg. loans to avg. deposits			97.47%			93.76%
Avg. transaction deposits to total avg. deposits **			76.73%			67.32%
Ratio of average IEAs to average IBLs			125.51%			121.15%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $181,000 and $209,000 of accretion interest during the three months ended June 30, 2020 and 2019, respectively.
**Transaction deposits excluded time deposits
The following table presents changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$2,172	$(2,261)	$(89)
Investment securities, federal funds sold and interest-bearing deposits	95	(486)	(391)
Total interest-earning assets	$2,267	$(2,747)	$(480)

Interest-bearing liabilities:
Savings	$4	$8	$12
Interest-bearing demand and money market accounts	78	(1,252)	(1,174)
Certificates of deposit	(378)	(489)	(867)
Long-term debt	193	(65)	128
Short-term borrowings	(47)	(160)	(207)
PPPLF Advance	76	—	76
Subordinated notes	—	(359)	(359)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(54)	(54)
Total interest-bearing liabilities	$(74)	$(2,371)	$(2,445)
Net change in net interest income	$2,341	$(376)	$1,965
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $181,000 and $209,000 of accretion interest during the three months ended June 30, 2020 and 2019, respectively.
Net interest income totaled $15.22 million for the three months ended June 30, 2020, which represents a $1.97 million or 14.8% increase from $13.26 million for the three months ended June 30, 2019. Net interest margin of 3.34% for the three months ended June 30, 2020 increased one basis point from 3.33% for the comparable period. The increase in net interest income and static net interest margin resulted primarily from significant decreases in interest expense from lower funding costs. Increased interest income from larger average balances to interest-earning assets nearly offset decreased interest income from lower asset yields.
Average total earning assets increased $226.2 million, or 14.2% for the three months ended June 30, 2020 to $1,820.8 million compared to $1,594.6 million for the three months ended June 30, 2019. The increase in average total earning assets for the three months ended June 30, 2020 from the comparable quarter in 2019, resulted primarily from a $208.5 million, or 15.4%, increase in average loans of which average U.S. SBA PPP loans represented $90.1 million and an increase of $17.6 million, or 0.1%, in average investments, federal funds sold and interest-bearing deposits. Interest income decreased $480,000 for the three months ended June 30, 2020 compared to the second quarter of 2019. The decrease in interest income resulted from lower interest yields accounting for $2.7 million partially offset by larger average balances of interest-earning assets contributing $2.3 million.
Average total interest-bearing liabilities increased $134.5 million, or 10.2%, for the three months ended June 30, 2020 to $1,450.7 million compared to $1,316.2 million for the three months ended June 30, 2019. During the same time, average noninterest-bearing demand deposits increased $114.3 million, or 52.3%, to $332.6 million compared to $218.4 million. Noninterest-bearing deposits increased due to customer acquisition efforts in the last 18 months and the Bank's participation in the U.S. SBA PPP program. Interest expense decreased $2.4 million for the three months ended June 30, 2020 compared to the second quarter of 2019. Lower interest rates accounted for $2.4 million of the decrease in interest expense and decreases in the average balance of interest-bearing liabilities and changes in the funding mix contributed $74,000. For the three-month comparative periods, total debt increased $89.7 million, which included an increase in average Federal Reserve's PPPLF advances of $87.3 million. During the three months ended June 30, 2020, average transaction accounts, which include all accounts except for time deposits, increased $258.1 million or 26.5% to $1,230.5 million from $972.4 million for the three months ended June 30, 2019. During the same time, average time deposits decreased $99.0 million or 21.0% to $373.1 million for the three months ended June 30, 2020.
Net interest margin of 3.34% for the three months ended June 30, 2020 was one basis points higher than the 3.33% for the three months ended June 30, 2019. The increase in net interest margin from the second quarter of 2019 resulted primarily from the Company’s overall funding costs decreasing at a faster rate than interest earning asset yields. Interest earning asset yields decreased 67 basis points from 4.54% for the three months ended June 30, 2019 to 3.87% for the three months ended June 30, 2020. The Company’s cost of funds decreased 73 basis points from 1.27% for the three months ended June 30, 2019 to 0.54% for the three months ended June 30, 2020. Net interest income was impacted by accretion interest of $181,000 and $209,000 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, net interest margin was reduced eight basis points as a result of net U.S. SBA PPP loans and Federal Reserve PPPLF funding.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Provision for loan losses	$3,500	$375	$3,125	833.33%
The provision for loan losses is a function of the calculation of the allowance for loan loss on the Company's end of period loan portfolios. Net charge-offs of $2.2 million were recognized for the three months ended June 30, 2020 compared to net charge-offs of $303,000 for the three months ended June 30, 2019. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. The increased provision recorded in the second quarter of 2020 was primarily due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic, which included provisions related to COVID-19 deferred loans. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$35	$38	$(3)	(7.9)%
Net gains on sale of investment securities	112	—	112	—%
Unrealized gains on equity securities	40	65	(25)	(38)%
Income from bank owned life insurance	220	222	(2)	(0.9)%
Service charges	709	828	(119)	(14.4)%
Referral fee income	1,143	100	1,043	1,043.0%
Total Noninterest Income	$2,259	$1,253	$1,006	80.3%
Noninterest income for the three months ended June 30, 2020 increased from the three months ended June 30, 2019. The increases were due to net gains on the sale of securities and increased interest rate protection referral fee income, partially offset by decreased service charge income. During 2019, the Bank added a new product and began referring customers to a third-party financial institution that offers interest rate protection for the length of a loan. Decreased service charges were primarily due to a reduction in NSF fess and income generated from investment advisory services. Noninterest income as a percentage of average assets was 0.45% and 0.29%, respectively, for the three months ended June 30, 2020 and 2019.

During the three months ended June 30, 2020, the Company recognized net gains of $112,000 on the sale of two AFS securities with an aggregate carrying value of $3.4 million.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Expense
Compensation and benefits	$4,714	$4,881	$(167)	(3.4)%
OREO valuation allowance and expenses	1,100	432	668	154.6%
Sub-total	5,814	5,313	501	9.4%
Operating Expenses
Occupancy expense	736	753	(17)	(2.3)%
Advertising	130	163	(33)	(20.2)%
Data processing expense	924	755	169	22.4%
Professional fees	477	606	(129)	(21.3)%
Depreciation of premises and equipment	151	166	(15)	(9.0)%
Telephone communications	53	66	(13)	(19.7)%
Office supplies	30	33	(3)	(9.1)%
FDIC Insurance	260	160	100	62.5%
Core deposit intangible amortization	151	175	(24)	(13.7)%
Other	671	926	(255)	(27.5)%
Total Operating Expenses	$3,583	$3,803	$(220)	(5.8)%
Total Noninterest Expense	$9,397	$9,116	$281	3.1%

Noninterest expense increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in noninterest expense for the comparable periods was primarily due to increased OREO expenses of $668,000.

Operating expenses decreased for the comparable periods as increases in data processing and FDIC insurance were offset by lower professional fees and other expenses. Compensation and benefits were lower in the second quarter of 2020 due to the allocation of $406,000 in deferred costs for U.S. SBA PPP loans originated during the second quarter of 2020. The Company's projected quarterly expense run rate for the remainder of 2020 remains between $9.2-$9.4 million. Adjusted noninterest expense, which excludes OREO related expenses decreased $387,000 to $8.3 million for the three months ended June 30, 2020 compared to $8.7 million for the three months ended June 30, 2019.

The Company’s efficiency ratio1 was 53.75% for the three months ended June 30, 2020 compared to 62.82% for the three months ended June 30, 2019. The Company’s net operating expense ratio2 was 1.43% for the three months ended June 30, 2020 compared to 1.83% for the three months ended June 30, 2019. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Expenses applicable to OREO assets included the following.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019

Valuation allowance	$1,059	$576
Losses (gains) on dispositions	6	(178)
Operating expenses	35	34
	$1,100	$432
During the three months ended June 30, 2020, the Company disposed of a commercial building with a carrying value of $1.6 million for proceeds of $1.6 million resulting in a loss of $6,000. During the three months ended June 30, 2019, the Company recognized net gains of $178,000 on the disposal of $100,000 of commercial lots for proceeds of $278,000.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the three months ended June 30, 2020 and 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. The second quarter of 2020 valuation adjustment of $1.1 million consisted of reductions of carrying value to $2.7 million for eight properties.
Income Tax Expense
For the three months ended June 30, 2020 the effective tax rate was 24.8%. The Company’s consolidated effective tax rate was 27.8% in the second quarter of 2019. The effective income tax rates differ during the second quarter of 2020 and 2019, respectively, from the statutory federal and state income tax rates primarily due to change in the Company's state tax apportionment, increases in tax-exempt loans and investments and the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.

The decrease in income tax expense for the three months ended June 30, 2020 was due to lower income before taxes compared to the prior year and a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020. The year to date comparative impact is shown in the comparison of results of operations for the six months ended June 30, 2020 and 2019.
1 Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
2 The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Earnings Summary
The Company reported net income for the six months ended June 30, 2020 of $6.2 million or diluted earnings per share of $1.05 compared to net income of $7.5 million or $1.35 per diluted share for the six months ended June 30, 2019. The Company’s ROAA and ROACE were 0.65% and 6.64% for the six months ended June 30, 2020 compared to 0.88% and 9.41% for the six months ended June 30, 2019.
The decrease to net income in the first six months of 2020 compared to the same period in 2019 was due to increased provision for loan losses related to the economic uncertainty of the COVID-19 pandemic and increased noninterest expense partially offset by increases in net interest income of and non-interest income. Decreases to income before taxes were partially offset by decreased income tax expense for the comparable periods. The decrease in income tax expense was due to a change in the Company's state tax apportionment approach that was implemented in the first quarter of 2020 as well as lower pre-tax income. The Company's lower effective tax rate is more fully explained in the income tax expense section in the discussion of results for the six months ended June 30, 2020 in this MD&A.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Interest and dividend income	$35,677	$35,915	$(238)	(0.7)%
Interest expense	6,100	9,619	(3,519)	(36.6)%
Net interest income	29,577	26,296	3,281	12.5%
Provision for loan losses	7,600	875	6,725	768.6%
Noninterest income	4,380	2,314	2,066	89.3%
Noninterest expense	19,080	17,521	1,559	8.9%
Income before income taxes	7,277	10,214	(2,937)	(28.8)%
Income tax expense	1,079	2,710	(1,631)	(60.2)%
Net income	$6,198	$7,504	$(1,306)	(17.4)%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$32,779	$32,495	$284	0.9%
Taxable interest and dividends on investment securities	2,810	3,300	(490)	(14.8)%
Interest on deposits with banks	88	120	(32)	(26.7)%
Total Interest and Dividend Income	35,677	35,915	(238)	(0.7)%

Interest Expenses
Deposits	4,981	7,734	(2,753)	(35.6)%
Short-term borrowings	97	569	(472)	(83.0)%
Long-term debt	1,022	1,316	(294)	(22.3)%
Total Interest Expenses	6,100	9,619	(3,519)	(36.6)%

Net Interest Income (NII)	$29,577	$26,296	$3,281	12.5%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$968,112	$21,782	4.50%	$893,950	$21,182	4.74%
Residential first mortgages	169,975	2,909	3.42%	155,813	2,897	3.72%
Residential rentals	131,469	2,874	4.37%	124,264	3,084	4.96%
Construction and land development	38,481	912	4.74%	33,236	970	5.84%
Home equity and second mortgages	35,582	771	4.33%	36,583	1,050	5.74%
Commercial and equipment loans	127,411	3,013	4.73%	115,958	3,283	5.66%
SBA PPP loans	46,516	493	2.12%	—	—	—%
Consumer loans	1,118	25	4.47%	857	29	6.77%
Allowance for loan losses	(13,400)	—	—	(11,078)	—	0.00%
Loan portfolio (1)	1,505,264	32,779	4.36%	1,349,583	32,495	4.82%
Taxable investment securities	213,664	2,711	2.54%	229,694	3,300	2.87%
Non-taxable investment securities	6,337	99	3.12%	—	—	—%
Interest bearing deposits in other banks	11,966	63	1.05%	3,357	71	4.23%
Federal funds sold	9,960	25	0.50%	3,267	49	3.00%
Interest-Earning Assets ("IEAs")	1,747,191	35,677	4.08%	1,585,901	35,915	4.53%
Cash and cash equivalents	48,657			18,991
Goodwill	10,835			10,835
Core deposit intangible	1,986			2,653
Other assets	87,819			91,873
Total Assets	$1,896,488			$1,710,253

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$289,473	$—	—%	$213,876	$—	—%
Interest-bearing liabilities:
Savings	76,052	48	0.13%	70,504	35	0.10%
Interest-bearing demand and money market accounts	800,797	1,805	0.45%	681,889	3,360	0.99%
Certificates of deposit	381,828	3,128	1.64%	461,101	4,339	1.88%
Total Interest-bearing deposits	1,258,677	4,981	0.79%	1,213,494	7,734	1.27%
Total Deposits	1,548,150	4,981	0.64%	1,427,370	7,734	1.08%
Debt:
Long-term debt	61,219	536	1.75%	20,306	293	2.89%
Short-term borrowings	14,805	97	1.31%	43,600	569	2.61%
PPPLF Advances	43,666	76	0.35%	—	—	—%
Subordinated Notes	7,456	184	4.94%	23,000	719	6.25%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	226	3.77%	12,000	304	5.07%
Total debt	139,146	1,119	1.61%	98,906	1,885	3.81%
Total Interest-Bearing Liabilities ("IBLs")	1,397,823	6,100	0.87%	1,312,400	9,619	1.47%
Total funds	1,687,296	6,100	0.72%	1,526,276	9,619	1.26%
Other liabilities	22,612			24,557
Stockholders’ equity	186,580			159,420
Total Liabilities and Stockholders’ Equity	$1,896,488			$1,710,253

Net interest income		$29,577			$26,296

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost

Interest rate spread			3.21%			3.06%
Net yield on interest-earning assets			3.39%			3.32%
Avg. loans to avg. deposits			97.23%			94.55%
Avg. transaction deposits to total avg. deposits **			75.34%			67.70%
Ratio of average IEAs to average IBLs			124.99%			120.84%

Cost of funds			0.72%			1.26%
Cost of deposits			0.64%			1.08%
Cost of debt			1.61%			3.81%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $403,000 and $381,000 of accretion interest during the six months ended June 30, 2020 and 2019, respectively.
**Transaction deposits excluded time deposits

The following table presents changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$3,390	$(3,106)	$284
Investment securities, federal funds sold and interest-bearing deposits	67	(589)	(522)
Total interest-earning assets	$3,457	$(3,695)	$(238)

Interest-bearing liabilities:
Savings	4	9	13
Interest-bearing demand and money market accounts	268	(1,823)	(1,555)
Certificates of deposit	(649)	(562)	(1,211)
Long-term debt	358	(115)	243
Short-term borrowings	(189)	(283)	(472)
PPPLF Advance	76	—	76
Subordinated notes	(384)	(151)	(535)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(78)	(78)
Total interest-bearing liabilities	$(516)	$(3,003)	$(3,519)
Net change in net interest income	$3,973	$(692)	$3,281
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $403,000 and $381,000 of accretion interest during the six months ended June 30, 2020 and 2019, respectively.

Net interest income totaled $29.6 million for the six months ended June 30, 2020, which represents a $3.3 million or 12.5% increase from $26.3 million for the six months ended June 30, 2019. As a result of organic growth, average total earning assets increased $161.3 million or 10.2%, for the six months ended June 30, 2020 to $1,747.2 million compared to $1,585.9 million for the six months ended June 30, 2019. The increase in average total earning assets for the six months ended June 30, 2020 from the comparable period in 2019, resulted primarily from a $155.7 million, or 11.5%, increase in average loans, of which average U.S. SBA PPP loans represented $46.5 million and an increase of $5.6 million, or 2.4%, increase in average investments, federal funds sold, and interest-bearing deposits. Interest income decreased $238,000 for the six months ended June 30, 2020 compared to the same period of 2019. The decrease in interest income resulted from larger average balances of interest-earning assets contributing $3.5 million and higher interest yields accounting for $3.7 million.
Average total interest-bearing liabilities increased $85.4 million, or 6.5%, for the six months ended June 30, 2020 to $1,397.8 million compared to $1,312.4 million for the six months ended June 30, 2019. During the same time, average noninterest-bearing demand deposits increased $75.6 million, or 35.3%, to $289.5 million compared to $213.9 million. Noninterest-bearing deposits increased due to customer acquisition efforts in the last 18 months and the Bank's participation in the U.S. SBA PPP program. Interest expense decreased $3.5 million for the six months ended June 30, 2020 compared to the same period of 2019. Lower interest rates accounted for $3.0 million of the decrease in interest expense and decreases in the average balance and change in the funding mix of interest-bearing liabilities contributed $516,000. For the six-month comparative periods, average total debt increased $40.2 million, which included an increase in average Federal Reserve's PPPLF advances of $43.7 million. During the six months ended June 30, 2020, average transaction accounts increased $200.1 million or 20.7% to $1,166.3 million from $966.3 million for the six months ended June 30, 2019. During the same time, average time deposits decreased $79.3 million or 17.2% to $381.8 million for the six months ended June 30, 2020.
Net interest margin of 3.39% for the six months ended June 30, 2020 was seven basis points higher than the 3.32% for the six months ended June 30, 2019. The increase in net interest margin from the first six months of 2019 resulted primarily from the Company’s interest earning asset yields decreasing at a slower rate than overall funding costs. Interest earning asset yields decreased 45 basis points from 4.53% for the six months ended June 30, 2019 to 4.08% for the six months ended June 30, 2020. The Company’s cost of funds decreased 54 basis points from 1.26% for the six months ended June 30, 2019 to 0.72% for the six months ended June 30, 2020. Net interest income was impacted by accretion interest of $403,000 and $381,000 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net interest margin was reduced four basis points as a result of net U.S. SBA PPP loans and Federal Reserve PPPLF funding.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Provision for loan losses	$7,600	$875	$6,725	768.57%
Net charge-offs of $2.2 million were recognized for the six months ended June 30, 2020 compared to net charge-offs of $933,000 for the six months ended June 30, 2019. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses inherent in the Company's loan portfolios. The increased provision recorded in the second quarter of 2020 was primarily due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic, which included provisions related to COVID-19 deferred loans. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$49	$96	$(47)	(49.0)%
Net gains on sale of investment securities	441	—	441	—%
Unrealized gain on equity securities	115	121	(6)	(5)%
Income from bank owned life insurance	439	439	—	—%
Service charges	1,691	1,558	133	8.5%
Referral fee income	1,645	100	1,545	1,545.0%
Total Noninterest Income	$4,380	$2,314	$2,066	89.3%
Noninterest income for the six months ended June 30, 2020 increased compared to the six months ended June 30, 2019. The increases were due to increased referral fee income, gain on sales of investments and increased service charge income. Increased service charges were due to a larger customer base and the growth in organic deposits over the last two years. In addition, the Bank revamped its retail deposit account product offerings during the second half of 2019 and focused on adding more consumer checking accounts. The Bank's larger asset size and customer base contributed to the increase. Noninterest income as a percentage of assets was 0.46% and 0.27%, respectively, for the six months ended June 30, 2020 and 2019. The COVID-19 crisis has impacted spending habits of customers and reduced service fee income as well as curtailed expected commercial loan volume which impacts interest rate protection agreement referral fee opportunities. The economic environment could impact future noninterest income.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Expense
Compensation and benefits	$9,902	$9,684	$218	2.3%
OREO valuation allowance and expenses	1,882	488	1,394	285.7%
Sub-total	11,784	10,172	1,612	15.8%
Operating Expense
Occupancy expense	1,470	1,559	(89)	(5.7)%
Advertising	251	360	(109)	(30.3)%
Data processing expense	1,852	1,475	377	25.6%
Professional fees	1,103	1,024	79	7.7%
Depreciation of premises and equipment	309	355	(46)	(13.0)%
Telephone communications	96	118	(22)	(18.6)%
Office supplies	61	70	(9)	(12.9)%
FDIC Insurance	430	335	95	28.4%
Core deposit intangible amortization	308	356	(48)	(13.5)%
Other	1,416	1,697	(281)	(16.6)%
Total Operating Expense	7,296	7,349	(53)	(0.7)%
Total Noninterest Expense	$19,080	$17,521	$1,559	8.9%

Noninterest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in noninterest expense for the comparable periods was primarily due to increased compensation and benefits and OREO expenses. Operating expenses decreased for the comparable periods as increases in data processing, professional fees and FDIC insurance were offset by decreases in all other operating expenses including occupancy, advertising, depreciation and other expenses. Adjusted noninterest expense, which excludes OREO related expenses increased $165,000 to $17.2 million for the six months ended June 30, 2020 compared to $17.0 million for the six months ended June 30, 2019.

Year to date compensation and benefits for the six months ended were reduced $406,00 due to the allocation of deferred costs for U.S. SBA PPP loans originated during the second quarter of 2020. The Company's projected quarterly expense run rate for the remainder of 2020 remains between $9.2-$9.4 million.
The Company’s efficiency ratio was 56.19% for the six months ended June 30, 2020 compared to 61.24% for the six months ended June 30, 2019. The Company’s net operating expense ratio was 1.55% at June 30, 2020 compared to 1.78% at June 30, 2019. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Expenses applicable to OREO assets included the following.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019

Valuation allowance	$1,791	$637
Losses (gains) on dispositions	9	(188)
Operating expenses	82	39
	$1,882	$488
During the six months ended June 30, 2020, the Company disposed of commercial real estate with carrying value totaling $2.3 million for proceeds of $2.3 million resulting in losses totaling $9,000. During the six months ended June 30, 2019, the Company recognized net gains of $188,000 on disposals of $416,000 for multiple residential lots of $65,000, commercial real estate of $316,000 and commercial equipment of $35,000. In connection with the sale of commercial real estate, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. For the first six months of 2020 the valuation adjustment of $1.8 million consisted of reductions of aggregate carrying value to $2.7 million for eight properties.
Income Tax Expense
For the six months ended June 30, 2020 the effective tax rate at 14.8% was lower than our normal expected range due to an adjustment to net current and deferred assets related to state apportionment of interest income on loans. This tax benefit was partially offset by certain holding company expenses that are not deductible for state purposes. The Company’s consolidated effective tax rate was 26.5% for the six months ended June 30, 2019.
The Company's new state tax apportionment approach was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management evaluated the tax position and determined the change in tax position qualified as a change in estimate under FASB ASC Section 250. The following table shows a breakdown of income tax expense for the six months ended June 30, 2020 split between the apportionment adjustment and a normalized 2020 income tax provision:

	Six Months Ended June 30, 2020
(dollars in thousands)	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(10.2)%
Income taxes before apportionment adjustment	1,822	25.0%
Income tax (benefit) expense as reported	$1,079	14.8%

Income before income taxes	$7,277
The Company’s consolidated effective tax rate is expected to be between 25.40% and 26.06% for the third and fourth quarters of 2020.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019
ASSETS
Total assets increased $296.2 million, or 16.5%, to $2.09 billion at June 30, 2020 compared to total assets of $1.80 billion at December 31, 2019 primarily due to increased net loans of $159.0 million with U.S. SBA PPP loans accounting for $129.4 million of the increase. In addition, total assets increased $28.2 million for investments, OREO decreased $4.1 million, cash increased $114.0 million and all other assets decreased $882,000. The differences in allocations between the cash and investment categories reflect operational needs. Total assets and on-balance sheet liquidity increased in the first six months of 2020 from organic loan and deposit growth as wells as COVID-19 government stimulus programs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Cash and due from banks	$103,914	$25,065	$78,849	314.6%
Federal funds sold	29,456	—	29,456	—%
Interest-bearing deposits with banks	13,051	7,404	5,647	76.3%
Securities available for sale (AFS), at fair value	234,982	208,187	26,795	12.9%
Equity securities carried at fair value through income	4,831	4,669	162	3.5%
Non-marketable equity securities held in other financial institutions	209	209	—	—%
FHLB stock - at cost	4,691	3,447	1,244	36.1%
Net Loans	1,604,136	1,445,109	159,027	11.0%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	20,972	21,662	(690)	(3.2)%
Premises and equipment held for sale	430	430	—	—%
Other real estate owned (OREO)	3,695	7,773	(4,078)	(52.5)%
Accrued interest receivable	6,773	5,019	1,754	34.9%
Investment in bank owned life insurance	37,619	37,180	439	1.2%
Core deposit intangible	1,810	2,118	(308)	(14.5)%
Net deferred tax assets	6,565	6,168	397	6.4%
Right of use assets, net operating leases	8,132	8,382	(250)	(3.0)%
Other assets	1,655	3,879	(2,224)	(57.3)%
Total Assets	$2,093,756	$1,797,536	$296,220	16.5%

Cash and Cash Equivalents
Cash and cash equivalents totaled $146.4 million at June 30, 2020, compared to $32.5 million at December 31, 2019. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due.

Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at June 30, 2020 and December 31, 2019, estimated fair values were $244.7 million, and $216.5 million, respectively. In December 2019, the Company reclassified the HTM portfolio to the AFS portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity.
The Company did not hold any noninvestment grade securities at June 30, 2020 and December 31, 2019. At June 30, 2020, greater than 89%, or $208.2 million of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to greater than 96%, or $200.5 million, at December 31, 2019. AFS securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the periods reported.
Gross unrealized losses at June 30, 2020 and December 31, 2019 for AFS securities were $907,000 and $645,000, respectively, of amortized cost of $228.9 million and $206.1 million, respectively. The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold AFS securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the AFS securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds over 69% or $158.8 million of its investment securities as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. The Company's amortized cost investment of $25.7 million in student loan trusts, which represent 11% of the AFS investment portfolio, are 97% U.S. government guaranteed. At June 30, 2020, the Company also had $42.3 million or 19% of AFS investments in municipal bonds.
At June 30, 2020 and December 31, 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies had average lives of 4.59 years and 4.39 years and average durations of 4.34 years and 3.94 years and were guaranteed by their issuer as to credit risk, respectively. At June 30, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.54 years and an average duration of 6.14 years. At June 30, 2020 and December 31, 2019, AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 10.44 years and 9.51 years and an average duration of 8.93 years and 8.18 years, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at June 30, 2020 and December 31, 2019 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2020		December 31, 2019
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$208,247	AAA	$200,481
AA	24,454	AA	7,334
A	2,281	A	372
BB	—	BB	—
Total	$234,982	Total	$208,187
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

Loan Portfolio
During the first six months of 2020, total net loans, which include portfolio loans and U.S. SBA PPP loans, increased 22.0% annualized or $159.0 million from $1,445.1 million at December 31, 2019 to $1,604.1 million at June 30, 2020. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Net portfolio loans increased $33.4 million and net U.S. SBA PPP loans increased $125.6 million for the comparable period ends. The commercial real estate portfolio increased in total during the first six months of 2020, while increasing slightly as a percentage of gross portfolio loans. The Company’s loan pipeline was approximately $134.0 million at June 30, 2020 compared to $104.0 million at December 31, 2019.
The following is a breakdown of the Company’s loan portfolio at June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	%	December 31, 2019	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$996,111	66.73%	$964,777	66.34%	$31,334	6.5%
Residential first mortgages	165,670	11.10%	167,710	11.53%	(2,040)	(2.4)%
Residential rentals	132,590	8.88%	123,601	8.50%	8,989	14.5%
Construction and land development	37,580	2.52%	34,133	2.35%	3,447	20.2%
Home equity and second mortgages	33,873	2.27%	36,098	2.48%	(2,225)	(12.3)%
Commercial loans	63,249	4.24%	63,102	4.34%	147	0.5%
Consumer loans	1,117	0.07%	1,104	0.08%	13	2.4%
Commercial equipment	62,555	4.19%	63,647	4.38%	(1,092)	(3.4)%
Gross portfolio loans	1,492,745	100.00%	1,454,172	100.00%	38,573	5.3%
Net deferred costs	2,072	0.14%	1,879	0.13%	193	20.5%
Allowance for loan losses	(16,319)	(1.09)%	(10,942)	(0.75)%	(5,377)	98.3%
	(14,247)		(9,063)		(5,184)	114.4%
Net portfolio loans	$1,478,498		$1,445,109		$33,389	4.6%

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	$129,384		$—		$129,384	n/a
Net deferred fees	(3,746)		—		(3,746)	n/a
Net SBA PPP Loans	$125,638		$—		$125,638	n/a

Total Net Loans	$1,604,136		$1,445,109		$159,027	22.0%

Gross Loans	$1,622,129		$1,454,172		$167,957	23.1%
Acquired loans at June 30, 2020 were $67.1 million or 4.5% of gross portfolio loans compared to and $77.1 million or 5.3% of gross portfolio loans at December 31, 2019.  At June 30, 2020, performing acquired loans totaled $65.1 million, net of a $0.9 million net acquisition accounting fair market value adjustment, representing a 1.35% discount; and PCI loans totaled $2.0 million, net of a $414,000 adjustment, representing a 17.19% discount. At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount; and PCI loans which totaled $2.4 million, included a $516,000 adjustment, representing a 17.55% discount.
During the three and six months ended June 30, 2020 and 2019 there were $181,000 and $403,000 and $209,000 and $381,000, respectively, of accretion interest recognized as a component of interest income.

Non-Acquired Loan Portfolios
During the six months ended June 30, 2020, the non-acquired loan portfolios increased $48.6 million or at a 7.1% annualized rate. The following is a breakdown of the Company’s non-acquired loan portfolios at June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	%	December 31, 2019	%	$ Change	Annualized % Change
Commercial real estate	$948,139	66.50%	$911,850	66.22%	$36,289	8.0%
Residential first mortgages	165,670	11.62%	167,710	12.18%	(2,040)	(2.4)%
Residential rentals	124,225	8.71%	113,090	8.21%	11,135	19.7%
Construction and land development	37,580	2.64%	34,133	2.48%	3,447	20.2%
Home equity and second mortgages	24,637	1.73%	24,863	1.81%	(226)	(1.8)%
Commercial loans	63,249	4.44%	63,102	4.58%	147	0.5%
Consumer loans	1,056	0.07%	1,011	0.07%	45	8.9%
Commercial equipment	61,109	4.29%	61,335	4.45%	(226)	(0.7)%
	$1,425,665	100.00%	$1,377,094	100.00%	$48,571	7.1%
Loan Concentrations
At June 30, 2020 and December 31, 2019, commercial loans represented the largest component of the loan portfolio with a significant amount real estate secured. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at June 30, 2020 and December 31, 2019 were $682 million or 345% and $639 million or 320%, respectively. Construction loans as a percentage of risk-based capital at June 30, 2020 and December 31, 2019 were $163 million or 82% and $147 million or 74%, respectively. Regulatory loan concentrations increased in the first six months of 2020 due primarily to a reduction in total regulatory capital from the redemption of the $23.0 million of 6.25% fixed-to-floating rate subordinated notes in February 2020.

Asset Quality
The following tables show asset quality ratios at June 30, 2020 and December 31, 2019.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019	$ Change	% Change
ASSET QUALITY
Total assets	$2,093,756	$1,797,536	$296,220	16.5%
Gross portfolio loans (1)	1,492,745	1,454,172	38,573	2.7
Classified Assets	25,115	34,636	(9,521)	(27.5)
Allowance for loan losses	16,319	10,942	5,377	49.1

Past due loans - 31 to 89 days	5,843	549	5,294	964.3
Past due loans >=90 days	20,072	12,778	7,294	57.1
Total past due (delinquency) loans	25,915	13,327	12,588	94.5

Non-accrual loans (2)	22,896	17,857	5,039	28.2
Accruing troubled debt restructures (TDRs) (3)	593	650	(57)	(8.8)
Other real estate owned (OREO)	3,695	7,773	(4,078)	(52.5)
Non-accrual loans, OREO and TDRs	$27,184	$26,280	$904	3.4%

ASSET QUALITY RATIOS (1)
Classified assets to total assets	1.20%	1.93%
Classified assets to risk-based capital	12.49	16.21
Allowance for loan losses to total loans	1.09	0.75
Allowance for loan losses to non-accrual loans	71.27	61.28
Past due loans - 31 to 89 days to total loans	0.39	0.04
Past due loans >=90 days to total loans	1.34	0.88
Total past due (delinquency) to total loans	1.74	0.92
Non-accrual loans to total loans	1.53	1.23
Non-accrual loans and TDRs to total loans	1.57	1.27
Non-accrual loans and OREO to total assets	1.27	1.43
Non-accrual loans and OREO to total loans and OREO	1.78	1.75
Non-accrual loans, OREO and TDRs to total assets	1.30	1.46
____________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.
(2)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. At June 30, 2020 and December 31, 2019, the Company had current non-accrual loans of $2.8 million and $5.1 million, respectively.
(3)At June 30, 2020 and December 31, 2019, the Bank had total TDRs of $2.2 million and $2.0 million, respectively, with $1.6 million and $1.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.

Allowance for Loan Losses
We expect the COVID-19 pandemic to have an adverse effect on the credit quality of our loan portfolio. Disruption to our customers could result in increased loan delinquencies and defaults. The Company's COVID-19 loan deferral commercial and retail programs could delay the identification and resolution of problem credits. The Company's second quarter 2020 allowance adjustment considered the additional work level on staff, the increased pace of change in regulations, and the number and dollar amount of deferred loans. No credit issues are anticipated with SBA PPP loans as they are guaranteed by the Small Business Administration and the Bank's allowance for loan loss does not include an allowance for U.S. SBA PPP loans.
Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other relevant factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by increases in other qualitative factors, such as increased economic factors. The baseline charge-off factor increased slightly in the second quarter of 2020 compared to the prior quarter due to larger than average charge-offs, but was not impacted significantly due to low charge-off activity for the periods used to evaluate the allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate. The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and six months ended June 30, 2020 and 2019 and year ended December 31, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
(dollars in thousands)	2020	2019	2020	2019	December 31, 2019
Beginning of period	$15,061	$10,846	$10,942	$10,976	$10,976

Charge-offs	(2,262)	(333)	(2,262)	(1,075)	(2,375)
Recoveries	20	30	39	142	211
Net charge-offs	(2,242)	(303)	(2,223)	(933)	(2,164)

Provision for loan losses	3,500	375	7,600	875	2,130
End of period	$16,319	$10,918	$16,319	$10,918	$10,942

Net charge-offs to average loans (annualized)	(0.57)%	(0.09)%	(0.30)%	(0.14)%	(0.16)%
Breakdown of general and specific allowance as a percentage of gross loans

	June 30, 2020	June 30, 2019	December 31, 2019
General allowance	$16,215	$9,737	$10,114
Specific allowance	104	1,181	828
	$16,319	$10,918	$10,942
General allowance	1.09%	0.70%	0.70%
Specific allowance	0.01%	0.09%	0.05%
Allowance to gross loans	1.09%	0.79%	0.75%

Allowance to non-acquired gross loans	1.14%	0.84%	0.79%

Total acquired loans	$67,080	$91,125	$77,078
Non-acquired loans**	$1,425,665	$1,296,061	$1,377,094
Gross loans	$1,492,745	$1,387,186	$1,454,172
____________________________________
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

The Company recorded an increase in its provision for loan loss expense for the three and six months ended June 30, 2020 compared to the same periods in the prior year. Net charge -offs also increased. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. The increased provision was due to the effects of the COVID pandemic which has resulted in economic contraction and to a lesser degree growth in the commercial loan portfolio. The economic contraction has also increased the number of borrowers requesting full or partial deferrals of loan payments. The 2020 net charge-offs were primarily from the resolution of two relationships that were both substandard and non-accrual, which decreased non-accrual loans and classified loans $5.1 million. U.S. SBA PPP loans are excluded from the Bank's allowance methodology as they are guaranteed by the U.S. government. Since December 31, 2019, the Company's general allowance increased and the specific allowance decreased as specifically identified impaired loans were resolved. Allowance for loan loss levels increased to 1.09% of total portfolio loans at June 30, 2020 compared to 0.75% at December 31, 2019. The allowance as a percentage of non-acquired loans increased 35 basis points to 1.14% at June 30, 2020 from 0.79% at December 31, 2019.

As noted in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 on Company's Operations, the pandemic has introduced increasing uncertainty around the local and national economy. Regulatory treatment of loan deferrals has been changed to encourage loan deferrals. Although the deferrals may lessen credit losses in the long run, they make our credit metrics less transparent, timely and useful. The increased volume of loan related work including processing deferrals, processing PPP loan requests and changing regulations increases inherent credit risks.

The loans with deferred payments which currently amount to $264.9 million or 17.7% of total gross portfolio loans as of June 30, 2020, are more likely to default in the future. In our evaluation of the deferred loan portfolio, management considered the length of the deferral period, the type and amount of collateral and customer industries. The analysis considered the impact to the allowance model if certain metrics were available (e.g., delinquency), but because of the COVID-19 deferral period will remain as lagging indicators. When the deferral periods end in the fourth quarter of 2020 and the first quarter of 2021, we plan to use customer specific qualitative metrics in our ALLL calculation.
The Company has established a process for tracking COVID-19 loans during the deferral period. COVID-19 deferral relationships will be reviewed by their lender each quarter and relevant information aggregated and reported to the Board and management. Due to the recent booking of these deferrals, reports are expected to be more informative late in the third quarter. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change form accrual to non-accrual status) as deemed appropriate.
Below are several schedules that provide information on the COVID-19 deferred loans. The schedules summarize the COVID-19 loan modifications by loan portfolio, the amount of interest recognized but not received, monthly interest and principal deferral amounts, maturity or next payment due dates and the Banks's industry classification using the North American Industry Classification System ("NAICS"). The NAICS is the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business. economy.

COVID-19 Deferred Loans
(dollars in thousands)	6/30/2020	%	Number of Loans	Interest Recognized Not Received	Scheduled Monthly Principal	Scheduled Monthly Interest
Commercial real estate	$228,117	86.14%	153	$2,259	$813	$831
Residential first mortgages	13,545	5.11%	41	160	40	48
Residential rentals	8,643	3.26%	26	110	33	38
Construction and land development	0	0.00%	0	—	—	—
Home equity and second mortgages	394	0.15%	5	6	2	1
Commercial loans	745	0.28%	7	11	1	3
Consumer loans	11	0.00%	3	—	—	—
Commercial equipment	13,395	5.06%	77	116	221	48
Total	$264,850	100.00%	312	$2,662	$1,110	$969

COVID-19 Deferred Loans - Next Payment Due By Month
(dollars in thousands)	Loan Balances	%	Number of Loans
July-20	$11,629	4.39%	18
August-20	17,530	6.62%	21
September-20	5,480	2.07%	31
October-20	96,349	36.38%	113
November-20	113,013	42.67%	99
December-20	15,768	5.95%	21
January-21	5,081	1.92%	9
Total	$264,850	100.00%	312
The following tables show the deferred loans by NAICS Industry Category and subcategory.

COVID-19 Deferred Loans by NAICS Industry
(dollars in thousands)	June 30, 2020	Number of Loans
Real Estate Rental and Leasing	$122,155	93
Accommodation and Food Services	42,788	19
Other Services (except Public Administration)	35,110	24
Health Care and Social Assistance	18,541	32
Professional, Scientific, and Technical Services	7,472	13
Construction	6,396	24
Arts, Entertainment, and Recreation	4,396	5
Transportation and Warehousing	4,387	16
Retail Trade	2,120	11
Educational Services	1,698	3
Manufacturing	1,400	6
Other Industries, Residential Mortgages and Consumer **	18,387	66
Total	$264,850	312
** No NAICS code has been assigned.

COVID-19 Deferred Loans by Top Four NAICS Industries
(dollars in thousands)	6/30/2020	Number of Loans
Real Estate Rental and Leasing
Lessors of Nonresidential Buildings	$98,884	53
Lessors of Residential Buildings and Dwellings	12,547	18
Other Activities Related to Real Estate	4,335	8
Lessors of Other Real Estate Property	3,506	6
Lessors of Mini-warehouses and Self-Storage Units	1,211	1
Other	1,672	7
	$122,155	93

Accommodation and Food Services
Hotels (except Casino Hotels) and Motels	$31,061	8
Full-Service Restaurants	4,552	6
Caterers	1,412	2
Limited-Service Restaurants	5,763	3
	$42,788	19

Other Services (except Public Administration)
Religious Organizations	$22,908	14
Civic and Social Organizations	10,220	4
Other	1,982	6
	$35,110	24

Health Care and Social Assistance
Assisted Living Facilities for the Elderly	$9,177	3
Offices of Physicians (except Mental Health Specialists)	3,781	10
Offices of Dentists	2,416	12
General Medical and Surgical Hospitals	1,927	1
Other	1,240	6
	$18,541	32

Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $51,000 and did not increase in the first six months of 2020. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. We will continue to monitor activity and expect potential increases in the off balance sheet reserve in the third or fourth quarters of 2020 as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets decreased $9.5 million from $34.6 million at December 31, 2019 to $25.1 million at June 30, 2020. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's allowance methodology. Risk ratings are expected to be an important indicator beginning in the third quarter of 2020 in assessing credit risks of the COVID-19 deferred loans. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2020, March 31, 2020 and December 31, 2019, 2018, 2017, and 2016, respectively:

(dollars in thousands)	As of
	6/30/2020	3/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016
Classified loans
Substandard	$21,420	$27,151	$26,863	$32,226	$40,306	$30,463
Doubtful	—	—	—	—	—	137
Total classified loans	21,420	27,151	26,863	32,226	40,306	30,600
Special mention loans	1,025	1,045	—	—	96	—
Total classified and special mention loans	$22,445	$28,196	$26,863	$32,226	$40,402	$30,600

Classified loans	21,420	27,151	26,863	32,226	40,306	30,600
Classified securities	—	—	—	482	651	883
Other real estate owned	3,695	6,338	7,773	8,111	9,341	7,763
Total classified assets	$25,115	$33,489	$34,636	$40,819	$50,298	$39,246

Total classified assets as a percentage of total assets	1.20%	1.83%	1.93%	2.42%	3.58%	2.94%
Total classified assets as a percentage of Risk Based Capital	12.49%	17.00%	12.21%	21.54%	32.10%	26.13%

In the second quarter of 2020 classified loans decreased $5.8 million from $27.2 million at March 31, 2020 to $21.4 million at June 30, 2020. The resolution of two relationships that were both substandard and non-accrual accounted for $5.1 million of the second quarter 2020 decrease.

Other Real Estate Owned
The OREO balance decreased $4.1 million from $7.8 million at December 31, 2019 to $3.7 million at June 30, 2020. During the six months ended June 30, 2020 there were no OREO additions. OREO disposals of $2.3 million netted losses of $9,000 on disposals for the six months ended June 30, 2020. To adjust properties to current appraised values, additions to the valuation allowance of $1.8 million were taken for the six months ended June 30, 2020. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Management remains focused on reducing OREO during 2020. Based on the June 30, 2020 OREO balance of $3.7 million and valuation adjustments made during the first six months of 2020, management does not expect an elevated level of OREO expense in the second half of 2020. See further discussion of expenses applicable to OREO under the caption “Noninterest Expense” in the Comparison of Results of Operations section of Management’s Discussion and Analysis.
Non-Performing Assets
Non-accrual loans and OREO to total gross portfolio loans and OREO increased three basis points from 1.75%  at December 31, 2019 to 1.78% at June 30, 2020. Non-accrual loans, OREO and TDRs to total assets decreased 16 basis points from 1.46% at December 31, 2019 to 1.30% at June 30, 2020.

Non-accrual loans increased $5.0 million from $17.9 million at December 31, 2019 to $22.9 million at June 30, 2020. The increase in non-accrual loans during the first six months 2020 was largely the result of several substandard classified relationships that before the COVID-19 crisis were performing. During the second quarter of 2020, non-accrual loans increased $6.5 million from $16.4 million at March 31, 2020 to $22.9 million at June 30, 2020. The net increase was primarily due to three relationships totaling $9.9 million that were substandard in the first quarter of 2020, current at March 31, 2020, and that were delinquent at June 30, 2020. As of June 30, 2020, the Company had not offered COVID-19 deferrals to customers that were substandard credits before the COVID-19 crisis. In addition, as of June 30, 2020 there were $1.7 million of non-accrual loans with approved COVID-19 loan deferrals not yet completed. These loans were current prior to the COVID-19 crisis and will not be considered delinquent loans or TDRs upon completion of the modification agreements. These increases to non-accruals were partially offset by decreases to non-accrual loans from the resolution of two relationships during the second quarter of 2020 totaling $5.1 million that were both substandard and non-accrual at March 31, 2020.
At June 30, 2020, $20.0 million or 87.4% of total non-accruals of $22.9 million related to 10 customer relationships. At December 31, 2019, $15.0 million or 84% of total non-accruals of $17.9 million related to seven customer relationships. Non-accrual loans of $2.8 million (12%) were current with all payments of principal and interest with no impairment at June 30, 2020. Delinquent non-accrual loans were $20.1 million (88%) with specific reserves of $88,000 at June 30, 2020.
Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
Non-accrual loans included four TDRs at June 30, 2020 totaling $1.60 million and three TDR totaling $1.40 million at December 31, 2019. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $12.6 million from $13.3 million or 0.92% of loans, at December 31, 2019 to $25.9 million, or 1.74% of loans, at June 30, 2020.

TDRs increased a net of $140,000 or 6.8%, from $2.05 million at December 31, 2019 to $2.19 million at June 30, 2020 due to principal paydowns of $29,000, the disposal of one TDR in the amount of $25,000 and the addition of one TDR in the amount of $194,000. The Company fully reserved four TDRs totaling $60,000 at June 30, 2020.

The Company had specific reserves of $87,000 on three TDRs totaling $88,000 at December 31, 2019. During the year ended December 31, 2019, TDR disposals, which included payoffs and refinancing consisted of seven loans totaling $4.4 million. TDR loan principal curtailment was $236,000 for the year ended December 31, 2019.There was one TDR added during the year ended December 31, 2019 totaling $25,000.

LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest-bearing deposits	$356,196	$241,174	$115,022	47.7%
Interest-bearing deposits	1,314,168	1,270,663	43,505	3.4%
Total deposits	1,670,364	1,511,837	158,527	10.5%
Short-term borrowings	5,000	5,000	—	—
Long-term debt	67,336	40,370	26,966	66.8%
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	126,801	—	126,801	—%
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	—	—%
Subordinated notes - 6.25%	—	23,000	(23,000)	(100)%
Lease liabilities - operating leases	8,296	8,495	(199)	(2.3)%
Accrued expenses and other liabilities	14,517	15,340	(823)	(5.4)%
Total Liabilities	$1,904,314	$1,616,042	$288,272	17.8%
Deposits and Borrowings
The Bank uses both retail deposits and wholesale funding. Retail deposits include municipal deposits. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,659.4 million or 95.2% of funding at June 30, 2020 compared to $1,510.8 million or 97.0% of funding at December 31, 2019. Wholesale funding, which consisted of FHLB advances and brokered deposits, was $83.3 million or 4.8% of funding at June 30, 2020 compared to $46.4 million or 3.0% of funding at December 31, 2019. The June 30, 2020 Federal Reserve Bank's PPPLF Program outstanding balance of $126.8 million is excluded from the preceding deposit and wholesale analysis

In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $23.0 million of 6.25% fixed-to-floating rate subordinated notes at December 31, 2019. On February 15, 2020, the Company redeemed the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes.

Total deposits increased $158.5 million or 10.49% (21.0% annualized) to $1,670.4 million at June 30, 2020 compared to $1,511.8 million at December 31, 2019. The $158.5 million increase was comprised of a $186.2 million increase to transaction deposits and a $27.7 million decrease to time deposits. Reciprocal deposits are included in transaction deposits and are used to maximize FDIC insurance available to our customers.

The Bank typically experiences a reduction in transaction deposits during the first quarter as our business customers use transaction account balances to pay expenses and taxes accrued in the prior year. In the first quarter of 2020, transaction deposits increased. During the second quarter deposit balances generally increase through the end of the year. The Bank continued to attract additional retail deposit customers during the first six months of 2020. Non-interest-bearing demand deposits increased $115.0 million or 47.7% to $356.2 million (21.3% of deposits) at June 30, 2020 compared to $241.2 million (15.95% of deposits) at December 31, 2019. The Bank increased on-balance sheet liquidity in the first and second quarters as deposit balances increased compared to the prior year. Customer deposit balances increased due to lower levels of consumer and business spending. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic. However, it is not possible to project the impact with any precision at this time. We expected a temporary increase in deposit balances in the second quarter of 2020 due to our customers' participation in the SBA PPP loan program.

At June 30, 2020 and December 31, 2019, total deposits consisted of $1,659.4 million and $1,510.8 million in retail deposits and $11.0 million, and $1.0 million in wholesale deposits. Wholesale deposits include traditional brokered deposits and do not include the portion of reciprocal deposits classified as brokered deposits for call reporting purposes. The Bank increased retail deposits during the last two years as a result of the 2018 County First acquisition as well as targeted growth in relationships with local municipal agencies and continued organic growth in core markets. The current year increase in deposits has been impacted by government stimulus programs. The Bank's municipal customers typically utilize treasury and cash management services involving multiple accounts as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. Most of the municipal relationships’ balances are maintained in reciprocal deposits. Management believes that the diversity and complexity of products and services utilized, safeguards the stability of these relationships.

For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. No reciprocal deposits were considered brokered deposits at June 30, 2020 while $31.4 million were considered brokered at December 31, 2019 for call reporting purposes.

The FDIC’s examination policies require that the Company monitor customer deposit concentrations that are 2% or more of total deposits. At June 30, 2020, the Bank had three customer deposit relationships that exceeded 2% of total deposits, totaling $276.1 million which represented 16.53% of total deposits. At December 31, 2019, two customer deposit relationship exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits. The reported concentrations at June 30, 2020 and December 31, 2019 were with local municipal agencies.

Details of the Company’s deposit portfolio at June 30, 2020 and December 31, 2019 are presented below:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$356,196	21.32%	$241,174	15.95%
Interest-bearing:
Demand	547,639	32.79%	523,802	34.65%
Money market deposits	314,781	18.85%	283,438	18.75%
Savings	85,257	5.10%	69,254	4.58%
Certificates of deposit	366,491	21.94%	394,169	26.07%
Total interest-bearing	1,314,168	78.68%	1,270,663	84.05%

Total Deposits	$1,670,364	100.00%	$1,511,837	100.00%

Transaction accounts	$1,303,873	78.06%	$1,117,668	73.93%
As of June 30, 2020, the Company had loans and securities pledged or in safekeeping at FHLB with a collateral value of $526.7 million. The Company had $296.9 million in loan collateral and $229.8 million of AFS securities collateral, partially offset by FHLB outstanding advances of $72.3 million, FHLB letters of credit of $43.0 million, and amounts pledged to municipalities of $53.7 million, resulting in total available collateral for FHLB borrowings of $357.7 million at June 30, 2020. The Bank used the Federal Reserve PPPLF to fund SBA PPP loans to ensure available borrowing availability from the FHLB was not impacted. Federal Reserve PPPLF advances are non-recourse and receive 100% value for the pledged PPP loan collateral. The SBA PPP loans that are pledged to the PPPLF are excluded from the leverage ratio according to regulatory policy as explained below.
The Company uses wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes. Wholesale funding as a percentage of assets increased to 3.98% or $83.3 million at June 30, 2020 compared to 2.58% or $46.4 million at December 31, 2019. Wholesale funding includes brokered deposits and FHLB advances. During the last two years, liquidity strengthened with strong core deposit growth and balanced interest-earning asset growth. The Company's reliance on wholesale funding decreased from 18.63% of assets at December 31, 2017 to 3.98% of assets at June 30, 2020. The Company’s net loan to deposit ratio decreased from 95.6% at December 31, 2019 and to 88.5% at June 30, 2020.
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
STOCKHOLDERS' EQUITY
Total stockholders’ equity increased due to net income of $6.2 million, an increase in accumulated other comprehensive income of $3.0 million and net stock related activities in connection with stock-based compensation and ESOP activity of $147,000. These increases to stockholders’ equity were partially offset by decreases due to common dividends paid of $1.4 million.
The Company had a book value per common share of $32.05 and $30.76, at June 30, 2020 and December 31, 2019, respectively. Tangible book value at June 30, 2020 and December 31, 2019 was $29.91 and $28.57. The Company’s ratio of tangible common equity to tangible assets decreased to 8.50% at June 30, 2020 from 9.44% at December 31, 2019 (see Non-GAAP reconciliation schedules). The Company’s Common Equity Tier 1 (“CET1”) ratio was 11.12% at June 30, 2020 and 11.11% at  December 31, 2019. The Company remains well capitalized at June 30, 2020 with a Tier 1 capital to average assets ("leverage ratio") of 9.76% at June 30, 2020 compared to 10.08% at December 31, 2019. In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans pledged under the PPPLF from the calculation of the leverage ratio. In addition, the interim final rule excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight.
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Common Stock at par of $0.01	$59	$59	$—	—%
Additional paid in capital	95,687	95,474	213	0.2%
Retained earnings	89,781	85,059	4,722	5.6%
Accumulated other comprehensive income	4,517	1,504	3,013	(200.3)%
Unearned ESOP shares	(602)	(602)	—	—%
Total Stockholders’ Equity	$189,442	$181,494	$7,948	4.4%

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
The Company evaluates capital resources by its ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Stockholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At June 30, 2020, we continue to remain in a well-capitalized position. Stockholders’ equity at June 30, 2020 was $189.4 million, compared to $181.5 million at December 31, 2019.
During the six months ended June 30, 2020 and 2019, the Company performed ongoing assessments using regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements. Our subsidiary bank made the election to retain the AOCI treatment under the prior capital rules in a March 2015 regulatory filing.
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2020, and December 31, 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.

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
The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. Management monitors liquidity for signs of stress resulting from the COVID-19 pandemic.
Based on management’s going concern evaluation, we believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s or the Bank’s ability to continue as a going concern, within one year of the date of the issuance of the Consolidated Financial Statements.
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
At June 30, 2020 and December 31, 2019, the Bank had $41.2 million and $96.6 million, respectively, in loan commitments outstanding. In addition, at June 30, 2020 and December 31, 2019, the Bank had $21.6 million and $22.3 million, respectively, in letters of credit and approximately $229.7 million and $230.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of June 30, 2020 and December 31, 2019 totaled $287.8 million, or 78.52% and $309.0 million, or 78.40%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Cash and cash equivalents as of June 30, 2020 totaled $146.4 million, an increase of $114.0 million from the December 31, 2019 total of $32.5 million. Ending cash balances increased primarily due to increases in net deposits, proceeds from long-term debt, and proceeds from sales and principal payments on investment securities. These increases were partially offset by the excess of loan originations over principal collected, the purchase of investment securities, and the payment of subordinated notes. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.

During the six months ended June 30, 2020, all financing activities provided $287.9 million in cash compared to $48.4 million in cash for the same period in 2019. The Company provided $239.5 million of additional cash from financing activities in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to $153.2 million in cash provided from long-term debt proceeds including $126.8 million in PPPL advances, increased net deposits of $93.7 million and $25.0 million from short term borrowings, offset by the payment of subordinated notes of $23.0 million, payments of long-term debt of $9.4 million, and an increase in dividends paid of $69,000.
During the six months ended June 30, 2020 all investing activities used $187.5 million in cash compared to $48.9 million in cash provided for the same period in 2019. The increase in cash used of $138.6 million was primarily the result of purchases of investment securities and cash used for the funding of loans originated, which increased $139.0 million from $226.6 million for the six months ended June 30, 2019 to $365.6 million for the six months ended June 30, 2020. Cash used decreased as principal received on loans for the six months ended June 30, 2020 increased over the prior year comparable period. Principal collected on loans increased $16.7 million from $182.8 million from the six months ended June 30, 2019 to $199.5 million for the six months ended June 30, 2020. Cash used increased $45.8 million and $13.6 million, respectively, as proceeds from the sales and principal payments of available for sale securities for the six months ended June 30, 2020 increased over the prior year comparable period.
Operating activities provided cash of $13.6 million, or $7.7 million more cash, for the six months ended June 30, 2020, compared to $5.9 million of cash provided for the same period of 2019.
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

Shock in Basis Points	Net Interest Income	Economic Value of Equity
+ - 400	25%	40%
+ - 300	20%	30%
+ - 200	15%	20%
+ - 100	10%	10%
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At June 30, 2020 and December 31, 2019, the Company did not exceed any Board approved sensitivity limits. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The below schedule estimates the changes in NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

June 30, 2020	(4.30)%	(2.49)%	(3.77)%
March 31, 2020	(6.04)%	(2.28)%	(6.42)%
December 31, 2019	(8.06)%	(3.21)%	(2.50)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

June 30, 2020	8.30%	5.45%	17.35%
March 31, 2020	0.66%	3.06%	22.26%
December 31, 2019	2.44%	0.90%	21.92%

ITEM 4 - CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A - Risk Factors
The information below updates, and should be read in conjunction with, the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission on March 4, 2020, and in the Form 10-Q that we filed with the Securities and Exchange Commission on May 8, 2020. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or stay-at-home orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
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
•If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
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
As further discussed in the Effects of COVID-19 on Company's Operations section above, the pandemic has introduced increasing uncertainty around the local and national economy. Regulatory treatment of loan deferrals has been changed to encourage loan deferrals. Although the deferrals may lessen credit losses in the long run, they make our credit metrics less transparent, timely and useful. The increased volume of loan related work including processing deferrals, processing PPP loan requests and changing regulations increases inherent credit risks, and loans with deferred payments are more likely to default in the future. The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.
Additionally, there could be potential stresses on our liquidity management as a direct result of the COVID-19 pandemic if customers, in managing their own liquidity stress, increase their utilization of existing lines of credit.
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
(b)Not applicable
(c)On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan"). The 2015 repurchase plan authorizes the repurchase of up to 250,000 shares of outstanding common stock. The 2015 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of June 30, 2020, 186,078 shares were available to be repurchased under the 2015 repurchase program. The following schedule shows repurchases during the three months ended June 30, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2020	—	—	—	186,078
May 1 - 31, 2020	—	—	—	186,078
June 1 - 30, 2020	—	—	—	186,078
Total	—	—	—	186,078

Item 3 - Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 – Exhibits

Number	Description

31	Rule 13a‑14(a) Certifications

32	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 5, 2020	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer