Form 10-Q
period 2020-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2020-11-03
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of October 31, 2020, the registrant had 5,913,576 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition that we have undertaken or that undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments; and the inability of employees to work due to illness, quarantine, or government mandates); the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019 and its Quarterly Report on Form 10-Q for the Period Ended June 30, 2020, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$93,130	$25,065
Federal funds sold	69,431	—
Interest-bearing deposits with banks	25,132	7,404
Securities available for sale (AFS), at fair value	229,620	208,187
Equity securities carried at fair value through income	4,851	4,669
Non-marketable equity securities held in other financial institutions	209	209
Federal Home Loan Bank (FHLB) stock - at cost	3,415	3,447
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	127,811	—
Portfolio Loans Receivable net of allowance for loan losses of $18,829 and $10,942	1,479,313	1,445,109
Net loans	1,607,124	1,445,109
Goodwill	10,835	10,835
Premises and equipment, net	20,671	21,662
Premises and equipment held for sale	430	430
Other real estate owned (OREO)	3,998	7,773
Accrued interest receivable	8,975	5,019
Investment in bank owned life insurance	37,841	37,180
Core deposit intangible	1,666	2,118
Net deferred tax assets	7,307	6,168
Right of use assets - operating leases	8,005	8,382
Other assets	4,797	3,879
Total Assets	$2,137,437	$1,797,536
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$360,839	$241,174
Interest-bearing deposits	1,418,767	1,270,663
Total deposits	1,779,606	1,511,837
Short-term borrowings	—	5,000
Long-term debt	42,319	40,370
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	85,893	—
Guaranteed preferred beneficial interest in junior subordinated debentures (TRUPs)	12,000	12,000
Subordinated notes - 6.25%	—	23,000
Lease liabilities - operating leases	8,193	8,495
Accrued expenses and other liabilities	16,576	15,340
Total Liabilities	1,944,587	1,616,042

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,911,940 and 5,900,249 shares, respectively	59	59
Additional paid in capital	95,799	95,474
Retained earnings	92,814	85,059
Accumulated other comprehensive income	4,780	1,504
Unearned ESOP shares	(602)	(602)
Total Stockholders’ Equity	192,850	181,494
Total Liabilities and Stockholders’ Equity	$2,137,437	$1,797,536
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest and Dividend Income
Loans, including fees	$16,176	$16,542	$48,955	$49,037
Interest and dividends on investment securities	1,269	1,606	4,079	4,906
Interest on deposits with banks	38	111	126	231
Total Interest and Dividend Income	17,483	18,259	53,160	54,174
Interest Expense
Deposits	1,534	3,867	6,515	11,601
Short-term borrowings	14	140	111	709
Long-term debt	567	727	1,589	2,043
Total Interest Expense	2,115	4,734	8,215	14,353
Net Interest Income	15,368	13,525	44,945	39,821
Provision for loan losses	2,500	450	10,100	1,325
Net Interest Income After Provision For Loan Losses	12,868	13,075	34,845	38,496
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	49	109	98	204
Gain on sale of assets	6	—	6	—
Net gains on sale of investment securities	229	—	670	—
Unrealized gain on equity securities	—	35	115	156
Income from bank owned life insurance	222	223	661	662
Service charges	839	834	2,530	2,392
Referral fee income	321	38	1,966	139
Total Noninterest Income	1,666	1,239	6,046	3,553
Noninterest Expense
Compensation and benefits	5,099	5,353	15,001	15,037
Occupancy expense	734	730	2,204	2,289
Advertising	129	250	380	610
Data processing expense	990	793	2,842	2,268
Professional fees	652	523	1,755	1,547
Depreciation of premises and equipment	142	165	451	520
Telephone communications	43	46	139	164
Office supplies	31	34	92	104
FDIC Insurance	249	2	679	337
OREO valuation allowance and expenses	421	263	2,303	751
Core deposit intangible amortization	144	169	452	525
Other	817	896	2,233	2,593
Total Noninterest Expense	9,451	9,224	28,531	26,745
Income before income taxes	5,083	5,090	12,360	15,304
Income tax expense	1,284	1,397	2,363	4,107
Net Income	$3,799	$3,693	$9,997	$11,197
Earnings Per Common Share
Basic	$0.64	$0.66	$1.70	$2.01
Diluted	$0.64	$0.66	$1.70	$2.01
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$3,799	$3,693	$9,997	$11,197
Net unrealized holding gains arising during period, net of tax expense of $34 and $255, and $940 and $1,353, respectively.	94	671	2,781	3,562
Reclassification adjustment for gains included in net income, net of tax expense of $59 and $0, and $175 and $0, respectively.	169	—	495	—
Comprehensive Income	$4,062	$4,364	$13,273	$14,759
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 30, 2020 and 2019

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at June 30, 2020	$59	$95,687	$89,781	$4,517	$(602)	$189,442
Net Income	—	—	3,799	—	—	3,799
Unrealized holding gain on investment securities net of tax expense $93	—	—	—	263	—	263
Cash dividend at $0.125 per common share	—	—	(705)	—	—	(705)
Dividend reinvestment	—	34	(34)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(21)	—	—	—	(21)
Repurchase of common stock	—	—	(27)	—	—	(27)
Stock based compensation	—	99	—	—	—	99
Balance at September 30, 2020	$59	$95,799	$92,814	$4,780	$(602)	$192,850

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at June 30, 2019	$56	$84,613	$78,689	$1,044	$(757)	$163,645
Net Income	—	—	3,693	—	—	3,693
Unrealized holding gain on investment securities net of tax benefit $255	—	—	—	671	—	671
Cash dividend at $0.125 per common share	—	—	(663)	—	—	(663)
Dividend reinvestment	—	37	(37)	—	—	—
Stock based compensation	—	63		—	—	63
Balance at September 30, 2019	$56	$84,713	$81,682	$1,715	$(757)	$167,409

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2020 and 2019

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	9,997	—	—	9,997
Unrealized holding gain on investment securities net of tax expense $1,115	—	—	—	3,276	—	3,276
Cash dividend at $0.375 per common share	—	—	(2,115)	—	—	(2,115)
Dividend reinvestment	—	100	(100)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(37)	—	—	—	(37)
Repurchase of common stock	—	—	(27)	—	—	(27)
Stock based compensation	—	262	—	—	—	262
Balance at September 30, 2020	$59	$95,799	$92,814	$4,780	$(602)	$192,850

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	11,197	—	—	11,197
Unrealized holding gain on investment securities net of tax expense $1,353	—	—	—	3,562	—	3,562
Cash dividend at $0.375 per common share	—	—	(2,004)	—	—	(2,004)
Dividend reinvestment	—	88	(88)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Net change in unearned ESOP shares	—	—	—	—	(39)	(39)
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	232	—	—	—	232
Balance at September 30, 2019	$56	$84,713	$81,682	$1,715	$(757)	$167,409
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019

Cash Flows from Operating Activities
Net income	$9,997	$11,197
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,100	1,325
Depreciation and amortization	1,185	1,215
Net losses (gains) on the sale of OREO	7	(188)
Gains on sales of investment securities	(670)	—
Unrealized gains on equity securities	(115)	(156)
Gain on sale of assets	(6)	—
Net amortization of premium/discount on investment securities	70	(87)
Net accretion of merger accounting adjustments	(509)	(624)
Amortization of core deposit intangible	452	525
Amortization of right of use asset	377	—
Net change in right of use assets and lease liabilities	(302)	86
Increase in OREO valuation allowance	2,177	766
Increase in cash surrender value of bank owned life insurance	(661)	(662)
Increase in deferred income tax benefit	(2,253)	(639)
Increase in accrued interest receivable	(3,956)	(256)
Stock based compensation	262	232
Net change due to deficit of fair market value over cost of leveraged ESOP shares released	(37)	(4)
Decrease (increase) in net deferred loan costs	3,542	(508)
Increase (decrease) in accrued expenses and other liabilities	1,236	(311)
(Increase) decrease in other assets	(917)	180
Net Cash Provided by Operating Activities	19,979	12,091

Cash Flows from Investing Activities
Purchase of AFS investment securities	(107,351)	(18,133)
Proceeds from redemption or principal payments of AFS investment securities	26,731	11,862
Purchase of HTM investment securities	—	(9,982)
Proceeds from maturities or principal payments of HTM investment securities	—	17,479
Proceeds from sale of AFS investment securities	64,109	—
Net decrease (increase) of FHLB stock	32	(689)
Loans originated or acquired	(497,153)	(346,818)
Principal collected on loans	320,765	274,912
Purchase of premises and equipment	(209)	(613)
Proceeds from sale of OREO	2,831	324
Proceeds from disposal of asset	21	—
Net Cash Used in Investing Activities	(190,224)	(71,658)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Net increase in deposits	$267,769	$130,331
Proceeds from long-term debt	164,036	35,000
Payments of long-term debt	(76,194)	(49)
Net decrease in short term borrowings	(5,000)	(20,000)
Payments of subordinated notes	(23,000)	—
Dividends paid	(2,115)	(2,004)
Net change in unearned ESOP shares	—	(39)
Repurchase of common stock	(27)	(17)
Net Cash Provided by Financing Activities	325,469	143,222
Increase in Cash and Cash Equivalents	155,224	83,655

Cash and Cash Equivalents - January 1	32,469	33,036
Cash and Cash Equivalents - September 30	$187,693	$116,691

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$9,072	$14,579
Income taxes	$7,133	$4,913

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$303	$107
Transfer from loans to OREO	$1,240	$3,266
Financed amount of sale of OREO	$—	$280

Supplemental Schedule of Non-Cash Investing and Financing Activities
Right-of use assets and lease liability recorded upon adoption of ASC 842	$—	$8,933
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
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2019 have been derived from audited Consolidated Financial Statements. Additions to the Company’s accounting policies are disclosed in the 2019 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the nine months September 30, 2020 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
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
COVID-19
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic. The COVID-19 pandemic has adversely impacted many of the Company's customers and impaired their abilities to fulfill their financial obligations to the Company. In response to the likely effects on the economy of the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25%. These reductions in interest rates along with the other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations. Please refer to Management's Discussion and Analysis for further discussion.

New Accounting Policy
COVID-19 Deferrals
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The loan modifications must be executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This interagency guidance is expected to have a material impact on the Company's Consolidated Financial Statements.
Under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due or nonaccrual for regulatory and financial reporting during the accommodation period. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change form accrual to non-accrual status) as deemed appropriate.
In keeping with regulatory guidance to work with borrowers as outlined in the CARES Act, the Company offered payment deferral programs for our business and individual customers who are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would need to be reversed. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change.
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
ASU 2020-06 - Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). In August 2020, the FASB issued guidance that reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. The elimination of certain accounting models simplifies the accounting for convertible instruments, reduces complexity for prepares and practitioners, and improved the decision usefulness and relevance of the information provided to financial statement users. In addition, the ASU enhances disclosures for convertible instruments and earnings-per-share guidance. This ASU is effective for the Company for fiscal years beginning after December 15, 2023. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.

NOTE 2 – SECURITIES
Amortized cost and fair values of AFS investment securities at September 30, 2020 were as follows:

	September 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale ("AFS")
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$31,304	$1,888	$16	$33,176
Residential Collateralized Mortgage Obligations ("CMOs")	121,422	3,274	171	124,525
U.S. Agency	1,180	77	—	1,257
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	307	3	11	299
Student Loan Trust ABSs	30,638	129	357	30,410
U.S. government obligations	1,500	—	—	1,500
Municipal bonds	36,804	1,649	—	38,453
Total investment securities available-for-sale	$223,155	$7,020	$555	$229,620

Equity securities carried at fair value through income
CRA investment fund	$4,851	$—	$—	$4,851
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

Total investment securities	$228,215	$7,020	$555	$234,680

In December 2019, Management determined that it no longer had the positive intent to hold its investment in securities classified as held to maturity ("HTM") until maturity and does not intend to hold HTM securities in the future. The Company reclassified the entire HTM investment portfolio, totaling $83.1 million with unrealized holding gains of $810,000 to the AFS investments category. The reclassification resulted in an increase to accumulated other comprehensive income of $587,000 and to deferred tax liabilities of $223,000. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Based on accounting rules, the Bank will not be able to designate any securities as HTM securities for a period of time. The Company's HTM portfolio was primarily composed of asset-backed securities issued by GSEs and U.S. Agencies.

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
Asset-backed securities ("ABSs") issued by Others:
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
At September 30, 2020 and December 31, 2019 securities with an amortized cost of $46.5 million and $47.4 million were pledged to secure certain customer deposits. At September 30, 2020, and December 31, 2019, no securities were pledged as collateral for advances from the FHLB of Atlanta.
During the quarter ended September 30, 2020, the Company recognized net gains of $229,000 on the sale of three AFS securities with aggregate carrying values of $6.5 million. During the year ended December 31, 2019, the Company recognized net gains of $226,000 on the sale of 20 AFS securities with aggregate carrying values of $31.6 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2020, the details of which are included in the following table. Although these securities, if sold at September 30, 2020 would result in a pretax loss of $555,000, the Company has no intent to sell the applicable securities at such fair values, and maintains the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities are due to general market conditions which reflect prospects for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to other-than-temporary impairment were made during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at September 30, 2020, and December 31, 2019 were as follows:

September 30, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$26,359	$180	$697	$7	$27,056	$187
Asset-backed securities issued by Others	18,321	357	93	11	18,414	368
	$44,680	$537	$790	$18	$45,470	$555

December 31, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$15,215	$63	$39,689	$336	$54,904	$399
U.S. SBA Debentures	—	—	4,744	60	4,744	60
Asset-backed securities issued by Others	—	—	136	12	136	12
Municipal bonds	11,318	173	—	—	11,318	173
U.S. government obligations	1,489	1	—	—	1,489	1
	$28,022	$237	$44,569	$408	$72,591	$645
AFS asset-backed securities issued by GSEs are guaranteed by the issuer and U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At September 30, 2020 and December 31, 2019, total unrealized losses were $555,000 and $645,000 of the portfolio amortized cost of $223.2 million and $206.1 million, respectively.
At September 30, 2020 and December 31, 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had amortized cost of $27.2 million and $56.8 million, respectively, with the unrealized losses of $187,000 and $399,000, average lives of 8.49 years and 4.67 years and average durations of 8.00 years and 4.22 years, respectively. At September 30, 2020, AFS asset-backed securities issued by student loan trust and others with unrealized losses had amortized cost of $18.8 million with unrealized losses of $368,000, an average life of 6.53 years and an average duration of 6.21 years. The Company's amortized cost investment of $30.6 million in student loan trusts are 97% U.S. government guaranteed. At September 30, 2020, AFS municipal bonds issued by states, political subdivisions, or agencies had no unrealized losses, and at December 31, 2019, AFS municipal bonds issued by states, political subdivisions, or agencies with unrealized losses had amortized cost of $11.5 million, with unrealized losses of $173,000, an average life of 9.51 years and an average duration of 8.18 years. Management believes that the securities will either recover in market value or be paid off as agreed.

NOTE 3 – LOANS
Loans consist of the following:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Total	% of Gross Loans	Total	% of Gross Loans
Portfolio Loans:
Commercial real estate	$1,021,987	68.29%	$964,777	66.34%
Residential first mortgages	147,756	9.87%	167,710	11.53%
Residential rentals	137,950	9.22%	123,601	8.50%
Construction and land development	36,061	2.41%	34,133	2.35%
Home equity and second mortgages	31,427	2.10%	36,098	2.48%
Commercial loans	58,894	3.94%	63,102	4.34%
Consumer loans	1,081	0.07%	1,104	0.08%
Commercial equipment	61,376	4.10%	63,647	4.38%
Gross portfolio loans	1,496,532	100.00%	1,454,172	100.00%
Less:
Net deferred costs	1,610	0.11%	1,879	0.13%
Allowance for loan losses	(18,829)	(1.26)%	(10,942)	(0.75)%
	(17,219)		(9,063)
Net portfolio loans	$1,479,313		$1,445,109

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	$131,088		$—
Net deferred fees	(3,277)		—
Net SBA PPP Loans	$127,811		$—

Total net loans	$1,607,124		$1,445,109

Gross Loans	$1,627,620		$1,454,172
The Company has segregated its loans into two categories; portfolio loans and U.S. SBA PPP loans. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
In the second quarter of 2020, the Company began offering COVID-19 payment deferral programs for our business and individual customers who are adversely affected by the pandemic. The full loan payments or the principal component of the loan payments were deferred between 90 and 180 days. As of September 30, 2020, the Company had 250 loan deferrals on outstanding loan balances of $251.5 million, which represented 16.80% of gross portfolio loans. See Note 1 for regulatory and accounting treatment.
Deferred Costs/Fees
At September 30, 2020, net deferred costs of $1.6 million related to portfolio loans included $4.9 million in deferred costs offset by $3.3 million in deferred fees paid by customers. Deferred costs include premiums paid for the purchase of residential first mortgages and loan origination costs deferred in accordance with ASC 310-20. Net deferred loan costs of $1.9 million at December 31, 2019 included deferred costs of $5.2 million offset by $3.3 million in deferred fees paid by customers
U.S. SBA PPP loan net deferred fees of $3.3 million at September 30, 2020 included deferred fees paid by the Small Business Administration of $3.9 million partially offset by deferred costs of $661,000.

Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At September 30, 2020 and December 31, 2019, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
U.S. SBA PPP Loans
The U.S. SBA PPP loan was created to address economic hardships anticipated as a result of the COVID-19 pandemic. As of September 30, 2020, the Company had originated 963 SBA PPP loans with balances of $131.1 million. The program is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry a two or five years term at a 1% annual interest rate until the loan is either forgiven or paid. At September 30, 2020, 98.44% or $129.0 million of these loans have a two-year term. During the third quarter of 2020, the Company recorded net deferred fees of $3.3 million d that are being amortized as a component of interest income through the contractual maturity date of each individual PPP loan. Net deferred fees include fees (deferred fees) paid to participant banks for each PPP loan underwritten and funded net of costs incurred to underwrite the loans (deferred costs). Net deferred fees will be recognized in income when the PPP loan is forgiven.
The Company funded virtually all PPP loans thorough its participation in the Federal Reserve lending facility (the Federal Reserve "PPPLF" Program) at a 0.35% annual interest rate. As of September 30, 2020, the Company's outstanding PPPLF advances were $85.9 million. Due to the expected temporary increase to assets and the 100% government guaranty, banking regulators have provided favorable regulatory capital treatment by excluding the activity and balances from regulatory capital ratios.
No credit issues are anticipated with SBA PPP loans as they are fully guaranteed by the Small Business Administration and the Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes the Company's employees have underwritten all PPP loans in good faith and in accordance with the program's guidelines. The U.S. SBA PPP guidelines indicate that lenders may rely on certifications of the borrower in order to determine eligibility and to rely on specified documents provided by the borrower to determine qualifying loan amount and eligibility for forgiveness. The guidelines further specify that lenders will be held harmless for a borrowers’ failure to comply with program criteria.
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 8.3% and 8.9% of the CRE portfolio at September 30, 2020 and December 31, 2019, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan comprises the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
At September 30, 2020 and December 31, 2019, the largest outstanding commercial real estate loans were $20.9 million and $21.1 million, respectively, which were secured by commercial real estate and performing according to their terms.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Bank purchased residential first mortgages of $21.9 million and $41.0 million, respectively.
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $37.0 million or 2.5% of total gross portfolio loans of $1.5 billion at September 30, 2020 compared to $52.3 million or 3.6% of total gross portfolio loans of $1.5 billion at December 31, 2019.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of September 30, 2020 and December 31, 2019, the Bank serviced $26.5 million and $32.9 million, respectively, in residential mortgage loans for others.

At September 30, 2020 and December 31, 2019, the largest outstanding residential first mortgage loan was $3.0 million which was secured by residences located in the Bank’s market area. The loan was performing according to terms.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of September 30, 2020 and December 31, 2019, $103.5 million and $97.1 million, respectively, were 1-4 family units and $34.5 million and $26.5 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the related real property and the related leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $117.1 million or 7.8% of total gross portfolio loans of $1.5 billion at September 30, 2020 compared to $102.2 million or 7.0% of total gross portfolio loans of $1.5 billion at December 31, 2019.
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
At September 30, 2020 and December 31, 2019, the largest outstanding residential rental mortgage loan was $9.6 million which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms.
Construction and Land Development
The Bank offers loans for the construction of one-to-four family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building. The Bank’s construction and land development portfolio was $36.1 million or 2.4% of total gross portfolio loans of $1.5 billion at September 30, 2020 compared to $34.1 million or 2.4% of total gross portfolio loans of $1.5 billion at December 31, 2019.
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

At September 30, 2020 and December 31, 2019, the largest outstanding construction and land development loans were $9.7 million and $5.3 million, respectively, which were secured by land in the Bank’s market area.
Home Equity and Second Mortgage Loans

The Bank maintains a portfolio of home equity and second mortgage loans. The Bank’s home equity and second mortgage portfolio was $31.4 million or 2.1% of total gross portfolio loans of $1.5 billion at September 30, 2020 compared to $36.1 million or 2.5% of total gross portfolio loans of $1.5 billion at December 31, 2019. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.

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

The Bank’s commercial loan portfolio was $58.9 million or 3.9% of total gross portfolio loans of $1.5 billion at September 30, 2020 compared to $63.1 million or 4.3% of total gross portfolio loans of $1.5 billion at December 31, 2019. At September 30, 2020 and December 31, 2019, the largest outstanding commercial loans were $6.4 million and $2.8 million, respectively, which were secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at September 30, 2020 and December 31, 2019.

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

The Bank’s commercial equipment portfolio was $61.4 million or 4.1% of total gross portfolio loans of $1.5 billion at September 30, 2020 compared to $63.6 million or 4.4% of total gross portfolio loans of $1.5 billion at December 31, 2019. At September 30, 2020 and December 31, 2019, the largest outstanding commercial equipment loans were $2.5 million and $2.1 million, respectively, which were secured by commercial real estate (located in the Bank’s market area), cash and investments. These loans were performing according to terms at September 30, 2020 and December 31, 2019.

Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$14,859	14	$2,147	7	$17,006	21
Residential first mortgages	333	2	191	1	524	3
Residential rentals	—	—	280	2	280	2
Home equity and second mortgages	229	4	250	2	479	6
Commercial loans	1,807	2	—	—	1,807	2
Commercial equipment	—	—	52	3	52	3
	$17,228	22	$2,920	15	$20,148	37

	December 31, 2019
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,562	11	$1,687	5	$12,249	16
Residential first mortgages	—	—	830	3	830	3
Residential rentals	—	—	937	5	937	5
Home equity and second mortgages	177	3	271	3	448	6
Commercial loans	1,807	2	1,320	1	3,127	3
Commercial equipment	241	5	25	1	266	6
	$12,787	21	$5,070	18	$17,857	39
Non-accrual loans increased $2.3 million from $17.9 million or 1.23% of total loans at December 31, 2019 to $20.1 million or 1.24% of total loans at September 30, 2020. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
Non-accrual loans of $2.9 million (14%) were current with all payments of principal and interest with no impairment at September 30, 2020. Delinquent non-accrual loans were $17.2 million (86%) with specific reserves of $468,000 at September 30, 2020. During the year ended December 31, 2019, non-accrual loans decreased $1.4 million primarily as a result of a written off loan relationship. At December 31, 2019, there were $5.1 million (28%) of non-accrual loans current with all payments of principal and interest with no impairment and $12.8 million (72%) of delinquent non-accrual loans with a total of $522,000 specifically reserved.
Non-accrual loans included TDRs totaling $1.53 million and $1.40 million at September 30, 2020 and December 31, 2019, respectively. These loans were classified as non-accrual solely for the calculation of financial ratios. Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $4.7 million from $13.3 million, or 0.92% of loans, at December 31, 2019 to $18.1 million, or 1.21% of loans, at September 30, 2020.
Non-accrual loans, which did not have a specific allowance for impairment, amounted to $18.0 million and $11.7 million at September 30, 2020 and December 31, 2019, respectively. Interest due but not recognized on these balances at September 30, 2020 and December 31, 2019 was $692,000 and $318,000, respectively. Non-accrual loans with a specific allowance for impairment amounted to $2.1 million and $6.1 million at September 30, 2020 and December 31, 2019, respectively. Interest due but not recognized on these balances at September 30, 2020 and December 31, 2019 was $179,000 and $302,000, respectively.
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

Past due and PCI loans as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$14,860	$14,860	$1,581	$1,005,546	$1,021,987
Residential first mortgages	—	—	333	333	—	147,423	147,756
Residential rentals	—	297	—	297	—	137,653	137,950
Construction and land dev.	—	—	—	—	—	36,061	36,061
Home equity and second mtg.	541	—	230	771	404	30,252	31,427
Commercial loans	—	—	1,807	1,807	—	57,087	58,894
Consumer loans	—	—	—	—	—	1,081	1,081
Commercial equipment	—	—	—	—	—	61,376	61,376
Total portfolio loans	$541	$297	$17,230	$18,068	$1,985	$1,476,479	$1,496,532

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$131,088	$131,088

	December 31, 2019
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$217	$10,563	$10,780	$1,738	$952,259	$964,777
Residential first mortgages	—	—	—	—	—	167,710	167,710
Residential rentals	—	—	—	—	295	123,306	123,601
Construction and land dev.	—	—	—	—	—	34,133	34,133
Home equity and second mtg.	98	23	177	298	391	35,409	36,098
Commercial loans	—	—	1,807	1,807	—	61,295	63,102
Consumer loans	—	—	—	—	—	1,104	1,104
Commercial equipment	52	159	231	442	—	63,205	63,647
Total portfolio loans	$150	$399	$12,778	$13,327	$2,424	$1,438,421	$1,454,172

There were no loans that were past due 90 days or greater accruing interest at September 30, 2020 and December 31, 2019.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Troubled debt restructurings ("TDR") are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program.
Impaired loans, including TDRs, at September 30, 2020 and 2019 and at December 31, 2019 were as follows:

	September 30, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$18,355	$16,000	$2,148	$18,148	$468	$18,181	$74	$18,243	$299
Residential first mortgages	1,741	1,739	—	1,739	—	1,747	11	1,770	39
Residential rentals	636	636	—	636	—	638	6	648	24
Home equity and second mtg.	552	540	—	540	—	542	3	607	12
Commercial loans	1,807	1,807	—	1,807	—	1,807	—	1,807	—
Commercial equipment	532	476	42	518	42	527	8	536	29
Total	$23,623	$21,198	$2,190	$23,388	$510	$23,442	$102	$23,611	$403

	September 30, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$21,159	$16,175	$4,799	$20,974	$444	$21,023	$183	$21,309	$591
Residential first mortgages	2,089	2,089		2,089		2,098	23	2,125	66
Residential rentals	956	956		956		961	14	977	44
Home equity and second mtg.	588	577		577		580	5	579	21
Commercial loans	2,641	1,807	822	2,629	822	2,648	9	2,669	65
Commercial equipment	830	601	210	811	210	822	8	846	32
Total	$28,263	$22,205	$5,831	$28,036	$1,476	$28,132	$242	$28,505	$819

	December 31, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,914	$15,919	$4,788	$20,707	$417	$21,035	$813
Residential first mortgages	1,921	1,917	—	1,917	—	1,962	86
Residential rentals	941	937	—	937	—	967	56
Home equity and second mtg.	524	510	—	510	—	519	23
Commercial loans	3,127	1,807	1,320	3,127	210	3,284	152
Commercial equipment	808	585	203	788	201	826	35
Total	$28,235	$21,675	$6,311	$27,986	$828	$28,593	$1,165
TDRs included in the impaired loan schedules above, as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,376	2	$1,420	3
Residential first mortgages	254	2	64	1
Commercial equipment	473	2	565	4
Total TDRs	$2,103	6	$2,049	8
Less: TDRs included in non-accrual loans	(1,530)	(3)	(1,399)	(3)
Total accrual TDR loans	$573	3	$650	5
TDRs increased $54,000 during the nine months ended September 30, 2020 due to the addition of one TDR in the amount of $191,000, partially offset by principal paydowns of $49,000 and the disposal of three TDRs in the amount of $88,000. The Company fully reserved three TDRs totaling $1.3 million at September 30, 2020.
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
Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the three and nine months ended September 30, 2020 and 2019, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category. There is no allowance for loan loss on the PCI portfolios.

Three Months Ended	September 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$11,268	$(15)	$15	$1,852	$13,120
Residential first mortgages	885	—	—	225	1,110
Residential rentals	1,059	—	—	420	1,479
Construction and land development	428	—	—	26	454
Home equity and second mortgages	259	—	7	46	312
Commercial loans	1,161	—	5	(87)	1,079
Consumer loans	15	(6)	—	11	20
Commercial equipment	1,243	(44)	49	7	1,255
	$16,318	$(65)	$76	$2,500	$18,829

Nine Months Ended	September 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$(944)	$15	$6,651	$13,120
Residential first mortgages	464	—	—	646	1,110
Residential rentals	397	—	—	1,082	1,479
Construction and land development	273	—	—	181	454
Home equity and second mortgages	149	(25)	8	180	312
Commercial loans	1,086	(1,027)	15	1,005	1,079
Consumer loans	10	(6)	—	16	20
Commercial equipment	1,165	(326)	77	339	1,255
	$10,942	$(2,328)	$115	$10,100	$18,829

Three Months Ended	September 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,009	$(144)	$—	$238	$7,103
Residential first mortgages	709	—	—	(80)	629
Residential rentals	458	—	—	(51)	407
Construction and land development	246	—	—	(52)	194
Home equity and second mortgages	131	—	1	(7)	125
Commercial loans	1,402	—	10	189	1,601
Consumer loans	9	—	—	(1)	8
Commercial equipment	954	—	17	214	1,185
	$10,918	$(144)	$28	$450	$11,252

Six Months Ended	September 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$6,882	$(148)	$15	$354	$7,103
Residential first mortgages	755	—	—	(126)	629
Residential rentals	498	(53)	46	(84)	407
Construction and land development	310	(329)	—	213	194
Home equity and second mortgages	133	—	5	(13)	125
Commercial loans	1,482	—	20	99	1,601
Consumer loans	6	(4)	2	4	8
Commercial equipment	910	(685)	82	878	1,185
	$10,976	$(1,219)	$170	$1,325	$11,252

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at September 30, 2020 and 2019 and December 31, 2019.

	September 30, 2020				December 31, 2019				September 30, 2019
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$18,148	$1,002,258	$1,581	$1,021,987	$20,707	$942,332	$1,738	$964,777	$20,974	$909,638	$1,732	$932,344
Residential first mortgages	1,739	146,017	—	147,756	1,917	165,793	—	167,710	2,089	161,187	451	163,727
Residential rentals	636	137,314	—	137,950	937	122,369	295	123,601	956	119,897	317	121,170
Construction and land development	—	36,061	—	36,061	—	34,133	—	34,133	—	30,774	—	30,774
Home equity and second mortgages	540	30,483	404	31,427	510	35,197	391	36,098	577	35,302	303	36,182
Commercial loans	1,807	57,087	—	58,894	3,127	59,975	—	63,102	2,629	66,550	—	69,179
Consumer loans	—	1,081	—	1,081	—	1,104	—	1,104	—	937	—	937
Commercial equipment	518	60,858	—	61,376	788	62,859	—	63,647	811	60,293	—	61,104
	$23,388	$1,471,159	$1,985	$1,496,532	$27,986	$1,423,762	$2,424	$1,454,172	$28,036	$1,384,578	$2,803	$1,415,417
Allowance for loan losses:
Commercial real estate	$468	$12,652	$—	$13,120	$417	$6,981	$—	$7,398	$444	$6,659	$—	$7,103
Residential first mortgages	—	1,110	—	1,110	—	464	—	464	—	629	—	629
Residential rentals	—	1,479	—	1,479	—	397	—	397	—	407	—	407
Construction and land development	—	454	—	454	—	273	—	273	—	194	—	194
Home equity and second mortgages	—	312	—	312	—	149	—	149	—	125	—	125
Commercial loans	—	1,079	—	1,079	210	876	—	1,086	822	779	—	1,601
Consumer loans	—	20	—	20	—	10	—	10	—	8	—	8
Commercial equipment	42	1,213	—	1,255	201	964	—	1,165	210	975	—	1,185
	$510	$18,319	$—	$18,829	$828	$10,114	$—	$10,942	$1,476	$9,776	$—	$11,252
At September 30, 2020 and December 31, 2019, the Bank’s ALLL represented 1.26% and 0.75% of loan balances. Management’s determination of the adequacy of the ALLL is based on periodic evaluations of the portfolio with consideration given to the overall loss experience, current economic conditions, size, growth and composition of the loan portfolio, financial condition of the borrowers and other relevant factors that, in management’s judgment, warrant recognition in providing an adequate allowance.

The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses inherent in the Company's loan portfolios. The increased provision for loan losses ("PLL") recorded in the first three months of 2020 was due to growth in the loan portfolio and the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. The increased provision expense recorded in the first nine months of 2020 was primarily due to the uncertainty surrounding economic conditions and related deferred loans as a result of the COVID-19 pandemic and to a lesser degree growth in the commercial loan portfolio.

Credit Quality Indicators
Credit quality indicators as of September 30, 2020 and December 31, 2019 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	9/30/2020	12/31/2019	9/30/2020	12/31/2019	9/30/2020	12/31/2019
Unrated	$171,449	$102,695	$2,321	$2,075	$48,014	$38,139
Pass	831,763	840,403	33,740	32,058	89,105	84,811
Special mention	1,041	—	—	—	831	—
Substandard	17,734	21,679	—	—	—	651
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,021,987	$964,777	$36,061	$34,133	$137,950	$123,601

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	9/30/2020	12/31/2019	9/30/2020	12/31/2019	9/30/2020	12/31/2019
Unrated	$13,558	$16,754	$25,938	$26,045	$261,280	$185,708
Pass	43,529	43,221	35,290	37,399	1,033,427	1,037,892
Special mention	—	—	106	—	1,978	—
Substandard	1,807	3,127	42	203	19,583	25,660
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$58,894	$63,102	$61,376	$63,647	$1,316,268	$1,249,260

	Non-Commercial Portfolios **		U.S. SBA PPP Loans		Total All Portfolios
(dollars in thousands)	9/30/2020	12/31/2019	6/30/2020	12/31/2019	9/30/2020	12/31/2019
Unrated	$150,318	$164,991	$131,088	$—	$542,686	$350,699
Pass	28,465	38,718	—	—	1,061,892	1,076,610
Special mention	462	—	—	—	2,440	—
Substandard	1,019	1,203	—	—	20,602	26,863
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$180,264	$204,912	$131,088	$—	$1,627,620	$1,454,172
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2020	12/31/2019	9/30/2020	12/31/2019	9/30/2020	12/31/2019
Performing	$147,423	$167,710	$31,197	$35,921	$1,081	$1,104
Nonperforming	333	—	230	177	—	—
Total	$147,756	$167,710	$31,427	$36,098	$1,081	$1,104

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

Purchased Credit-Impaired Loans and Acquired Loans
PCI loans had an unpaid principal balance of $2.4 million and a carrying value of $2.0 million at September 30, 2020. The carrying value of PCI loans represented 0.09% of total assets at September 30, 2020. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a previously established allowance for loan losses from acquisition.
A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Accretable yield, beginning of period	$415	$779	$677	$734
Additions	—	—	—	—
Accretion	(46)	(124)	(184)	(246)
Reclassification from (to) nonaccretable difference	—	—	24	156
Other changes, net	—	—	(148)	11
Accretable yield, end of period	$369	$655	$369	$655
At September 30, 2020 performing acquired loans, which totaled $62.0 million, included a $814,000 net acquisition accounting fair market value adjustment, representing a 1.30% discount; and PCI loans which totaled $2.0 million, included a $380,000 adjustment, representing a 16.06% discount. At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount; and PCI loans which totaled $2.4 million, included a $516,000 adjustment, representing a 17.55% discount.
During the three months ended September 30, 2020 and 2019 there was $111,000 and $242,000, respectively, of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second quarter of 2020 and 2019 which resulted in a reclassification of $24,000 and $156,000, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of September 30, 2020 and December 31, 2019:

BY ACQUIRED AND NON-ACQUIRED	September 30, 2020	%	December 31, 2019	%
Acquired loans - performing	$62,002	3.81%	$74,654	5.13%
Acquired loans - purchase credit impaired ("PCI")	1,986	0.12%	2,424	0.17%
Total acquired loans	63,988	3.93%	77,078	5.30%
U.S. SBA PPP loans	131,088	8.05%	—	—%
Non-acquired loans**	1,432,544	88.01%	1,377,094	94.70%
Gross loans	1,627,620		1,454,172
Net deferred costs (fees)	(1,667)	(0.10)%	1,879	0.13%
Total loans, net of deferred costs	$1,625,953		$1,456,051
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2020	As of December 31, 2019

Goodwill	$10,835	$10,835

	As of September 30, 2020			As of December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible	$3,590	$(1,924)	$1,666	$3,590	$(1,472)	$2,118
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2020 is as follows:

(dollars in thousands)

Remainder of 2020	$139
2021	495
2022	398
2023	302
2024	205
Thereafter	127
$1,666
As of September 30, 2020, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At September 30, 2020 we had goodwill of $10.8 million or 5.62% of equity and CDI of $1.7 million or 0.86% of equity.
It is the Bank’s policy to test goodwill and the CDI for impairment annually in during the fourth quarter. Due to COVID-19 and its impact on the banking industry, management performed its annual impairment analysis as of September 15, 2020 ("the measurement date") with the assistance of an independent consultant. Management concluded that both goodwill and CDI were not impaired as of the measurement date. As there were no changes in the Company's financial statements or operations that would indicate that it was more likely than not that goodwill or CDI was impaired subsequent to the measurement date, management concluded that neither goodwill nor CDI was impaired as of September 30, 2020.
It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill or CDI to become impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. If management's assessment results in an impairment charge it would be recorded in that quarter. In the event that the Company concludes that all or a portion of its goodwill and CDI are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

	Nine Months Ended September 30,		Years Ended December 31,
(dollars in thousands)	2020	2019	2019
Balance at beginning of year	$7,773	$8,111	$8,111
Additions of underlying property	1,240	3,266	3,567
Disposals of underlying property	(2,838)	(416)	(3,004)
Valuation allowance	(2,177)	(766)	(901)
Balance at end of period	$3,998	$10,195	$7,773
During the nine months ended September 30, 2020 and 2019, OREO additions were $1.2 million and $3.3 million, respectively. During the nine months ended September 30, 2020, additions of $1.2 million consisted of a commercial lot with a contract expected to settle during the fourth quarter of 2020. During the nine months ended September 30, 2019, additions of $3.3 million were for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling cost, establishing a new cost basis.
During the nine months ended September 30, 2020, the Company recognized net losses of $7,000 on disposals of $2.3 million for commercial real estate and $505,000 for residential real estate. During the nine months ended September 30, 2019, the Company recognized net gains of $188,000 on disposals of $416,000 for multiple residential lots of $65,000, commercial real estate of $316,000 and commercial equipment of $35,000. In connection with the sale of commercial real estate, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019.
Expenses applicable to OREO assets included the following.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019

Valuation allowance	$2,177	$766
Losses (gains) on dispositions	7	(188)
Operating expenses	119	173
	$2,303	$751
There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2020 and December 31, 2019.

NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	September 30, 2020		December 31, 2019
	Balance	%	Balance	%
Noninterest-bearing demand	$360,839	20.28%	$241,174	15.95%
Interest-bearing:
Demand	635,176	35.69%	523,802	34.65%
Money market deposits	329,617	18.52%	283,438	18.75%
Savings	90,514	5.09%	69,254	4.58%
Certificates of deposit	363,460	20.42%	394,169	26.07%
Total interest-bearing	1,418,767	79.72%	1,270,663	84.05%
Total Deposits	$1,779,606	100.00%	$1,511,837	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at September 30, 2020 and December 31, 2019 was $67.1 million and $86.6 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At September 30, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $317.9 million which represented 17.9% of total deposits. At December 31, 2019, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits. The reported concentrations at September 30, 2020 and December 31, 2019 were with local municipal agencies.
NOTE 7 – COMMITMENTS & CONTINGENCIES
Operating Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company leases branches and office space. All of these leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right of use asset, net	$8,005	$8,382
Operating lease liability	$8,193	$8,495
Weighted average remaining lease term	18.35 years	18.80 years
Weighted average discount rate	3.52%	3.50%
Remaining lease term - min	0.9 years	0.0 years
Remaining lease term - max	24.0 years	25.0 years
The right of use assets and lease liabilities are impacted by the length of the lease term and the rate used to discount the minimum lease payments to present value. The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company reasonably expects to exercise renewal option, the Company will include the extended term in the calculation of the right of use asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.

The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019

Operating lease cost	$198	$204	$594	$640

Cash paid for lease liability	$175	$181	$521	$549
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2020

Lease payments due:
Within one year	$696
After one but within two years	599
After two but within three years	610
After three but within four years	618
After four but within five years	646
After five years	8,284
Total undiscounted cash flows	$11,453
Discount on cash flows	3,260
Total lease liability	$8,193

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
As of September 30, 2020 and December 31, 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Common equity		$192,850	$181,494	$200,632	$202,604
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,232)	(1,534)	(1,232)	(1,534)
AOCI (gains) losses		(4,780)	(1,504)	(4,780)	(1,504)
Common Equity Tier 1 Capital		176,003	167,621	183,785	188,731
TRUPs		12,000	12,000	—	—
Tier 1 Capital		188,003	179,621	183,785	188,731
Allowable reserve for credit losses and other Tier 2 adjustments		18,880	10,993	18,880	10,993
Subordinated notes		—	23,000	—	—
Tier 2 Capital		$206,883	$213,614	$202,665	$199,724
Risk-Weighted Assets ("RWA")		$1,584,216	$1,508,352	$1,582,143	$1,506,766
Average Assets ("AA")		$1,932,742	$1,782,834	$1,931,123	$1,781,415
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.11%	11.11%	11.62%	12.53%
Tier 1 Capital to RWA	8.50	11.87	11.91	11.62	12.53
Tier 2 Capital to RWA	10.50	13.06	14.16	12.81	13.26
Tier 1 Capital to AA (Leverage) (2)	n/a	9.73	10.08	9.52	10.59
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. PCA well capitalized is defined as 5.00%.
On October 14, 2020, the Company issued $20.0 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due 2030, which will be treated as Tier 2 Capital at the Company. On October 15, 2020, the Company contributed $10.0 million of net proceeds from the Subordinated Notes offering to the Bank as Tier 1 Capital. If the Subordinated Notes were issued at September 30, 2020, Tier 2 Capital to risk weighted assets at the Company would have been approximately 14.32% and Tier 1 leverage and Tier 2 Capital to risk weighted assets at the Bank would have been approximately 10.03% and 13.44%, respectively.

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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2020 and December 31, 2019, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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
Other Real Estate Owned
OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is reported at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the foreclosed asset as nonrecurring Level 2. When the fair value is derived from an appraisal, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$33,176	$—	$33,176	$—
CMOs	124,525	—	124,525	—
U.S. Agency	1,257	—	1,257	—
Asset-backed securities issued by Others:
Residential CMOs	299	—	299	—
Student Loan Trust CLOs	30,410	—	30,410	—
U.S. government obligations	1,500	—	1,500	—
Municipal bonds	38,453	—	38,453	—
Total available for sale securities	$229,620	$—	$229,620	$—

Equity securities carried at fair value through income
CRA investment fund	$4,851	$—	$4,851	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Available for sale securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$36,092	$—	$36,092	$—
CMOs	146,932	—	146,932	—
U.S. Agency	9,733	—	9,733	—
Asset-backed securities issued by others:
Residential CMOs	371	—	371	—
Callable GSE Agency Bonds	2,002	—	2,002	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,489	—	1,489	—
Municipal bonds	11,318	—	11,318	—
Total available for sale securities	$208,187	$—	$208,187	$—

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$4,669	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 were included in the tables below.

(dollars in thousands)	September 30, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$1,680	$—	$—	$1,680
Total loans with impairment	$1,680	$—	$—	$1,680
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$3,998	$—	$—	$3,998

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,371	$—	$—	$4,371
Commercial loans	1,110	—	—	1,110
Commercial equipment	2	—	—	2
Total loans with impairment	$5,483	$—	$—	$5,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$7,773	$—	$—	$7,773
Loans with impairment had unpaid principal balances of $2.2 million and $6.3 million at September 30, 2020 and December 31, 2019, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2020 and December 31, 2019.

September 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$1,680	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 23%

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% 10%

Other real estate owned	$3,998	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 37%

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$5,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 13%

Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% 10%

Other real estate owned	$7,773	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% 18%

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$229,620	$229,620	$—	$229,620	$—
Equity securities carried at fair value through income	4,851	4,851	—	4,851
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,415	3,415	—	3,415	—
Net loans receivable	1,607,124	1,589,495	—	—	1,589,495
Accrued Interest Receivable	8,975	8,975	—	8,975	—
Investment in BOLI	37,841	37,841	—	37,841	—

Liabilities
Savings, NOW and money market accounts	$1,416,146	$1,416,146	$—	$1,416,146	$—
Time deposits	363,460	365,439	—	365,439	—
Long-term debt	42,319	43,298	—	43,298	—
TRUPs	12,000	9,022	—	9,022	—

See the Company’s methodologies disclosed in Note 20 of the Company’s 2019 Form 10-K for the fair value methodologies used as of December 31, 2019:

December 31, 2019	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$208,187	$208,187	$—	$208,187	$—
Equity securities carried at fair value through income	4,669	4,669	—	4,669	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,447	3,447	—	3,447	—
Net loans receivable	1,445,109	1,424,506	—	—	1,424,506
Accrued Interest Receivable	5,019	5,019	—	5,019	—
Investment in BOLI	37,180	37,180	—	37,180	—

Liabilities
Savings, NOW and money market accounts	$1,117,668	$1,117,668	$—	$1,117,668	$—
Time deposits	394,169	396,492	—	396,492	—
Short-term borrowings	5,000	5,007	—	5,007	—
Long-term debt	40,370	40,588	—	40,588	—
TRUPs	12,000	10,129	—	10,129	—
Subordinated notes	23,000	23,031	—	23,031	—
At September 30, 2020 and December 31, 2019, the Company had outstanding loan commitments and standby letters of credit with customers of $48.7 million and $96.6 million, respectively, and $23.6 million and $22.3 million, respectively. Additionally, at September 30, 2020 and December 31, 2019, customers had $219.6 million and $230.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income for the three and nine months ended September 30, 2020 and 2019. The Company’s comprehensive gains and losses and reclassification adjustments were solely for securities for the three and nine months ended September 30, 2020 and 2019. Reclassification adjustments are recorded in non-interest income.

(dollars in thousands)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized holding gains arising during period	$128	$34	$94	$926	$255	$671
Reclassification adjustments	228	59	169	—	—	—
Other comprehensive income	$356	$93	$263	$926	$255	$671

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Net unrealized holding gains arising during period	$3,721	$940	$2,781	$4,915	$1,353	$3,562
Reclassification adjustments	670	175	495	—	—	—
Other comprehensive income	$4,391	$1,115	$3,276	$4,915	$1,353	$3,562
The following table presents the changes in each component of accumulated other comprehensive gain, net of tax, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$4,517	$1,044	$1,504	$(1,847)
Other comprehensive gains, net of tax before reclassifications	94	671	2,781	3,562
Amounts reclassified from accumulated other comprehensive gain	169	—	495	—
Net other comprehensive income	263	671	3,276	3,562
End of period	$4,780	$1,715	$4,780	$1,715

NOTE 14 - EARNINGS PER SHARE (“EPS”)
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. There were no outstanding stock options at September 30, 2020 for the Company to apply the treasury method to account for potential common shares that may have been issued.
Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Income	$3,799	$3,693	$9,997	$11,197

Average number of common shares outstanding	5,895,074	5,560,878	5,892,107	5,559,622
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	5,895,074	5,560,878	5,892,107	5,559,622

Earnings Per Common Share
Basic	$0.64	$0.66	$1.70	$2.01
Diluted	$0.64	$0.66	$1.70	$2.01

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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax expense	$2,119	$1,716	$4,616	$4,746
Deferred income tax benefit	(835)	(319)	(2,253)	(639)
Income tax expense as reported	$1,284	$1,397	$2,363	$4,107

Effective tax rate	25.3%	27.4%	19.1%	26.8%
Net deferred tax assets totaled $7.3 million at September 30, 2020 and $6.2 million at December 31, 2019. No valuation allowance for deferred tax assets was recorded at September 30, 2020 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The decrease in income tax expense for the three and nine months ended September 30, 2020 was primarily due to a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.
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
Stock-based compensation expense totaled $99,000 and $262,000 for the three and nine months ended September 30, 2020 and $63,000 and $232,000, respectively, for the three and nine months ended September 30, 2019. Stock-based compensation expense consisted of the vesting of grants of restricted stock. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.

The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years. In August 2020, the Company granted a total of 21,393 restricted stock units to the Board of Directors and key employees. Awards of 12,911 and 8,482 are service based and performance based, respectively, and vest between one and three years. The fair value of the restricted units is based on the Company's closing stock price on the date of grant.

As of September 30, 2020, and December 31, 2019, unrecognized stock compensation expense for both the restricted stock and the restricted stock units was $810,000 and $304,000, respectively. The following tables summarize the nonvested restricted stock and restricted stock unit awards outstanding at September 30, 2020 and December 31, 2019, respectively.
41

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	14,440	$25.79	—	$—
Granted	9,065	33.42	21,393	22.64
Vested	(5,767)	34.08	—	—
Cancelled	(442)	33.81	—	—
Nonvested at September 30, 2020	17,296	$32.98	21,393	$22.64

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	25,473	$28.76	$—	$—
Granted	6,524	31.82	—	—
Vested	(17,557)	25.83	—	—
Nonvested at December 31, 2019	14,440	$25.79	$—	$—

NOTE 17 - SUBSEQUENT EVENTS
On October 14, 2020, the Company entered into Subordinated Note Purchase Agreements (collectively, the "Purchase Agreements'') with qualified institutional buyers and accredited investors (collectively, the "Purchasers") pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum, expected to be the then-current-three-month Secured Overnight Financing Rate ("SOFR") provided by the Federal Reserve Bank of New York plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company estimates the debt issuance costs for placement fees, legal and other out-of-pocket expenses to be in the range of $475,000 to $525,000.
On October 14, 2020, in connection with the issuance of the Notes, the Company entered into Registration Rights Agreements (the "Registration Rights Agreements") with the Purchasers. In the Registration Rights Agreements, the Company has agreed to take actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes (the "Exchange Notes"). Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreement, it would be required to pay additional interest to the holders of the Notes.
The Notes were issued under an indenture, dated October 14, 2020, by and between the Company and UMB Bank National Association , as trustee. The Notes are not subject to any sinking fund and are not convertible into or, other than the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holders. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company's current and future indebtedness. The Notes qualify as Tier 2 capital for regulatory capital purposes for the Company.
On October 15, 2020, the Company contributed $10.0 million of net proceeds from the Subordinated Notes offering to the Bank as Tier 1 Capital.
On October 20, 2020, the Company’s Board of Directors approved an expansion to the 2015 stock repurchase plan (the "2020 repurchase plan"). Before the Board's October 20, 2020 action, the Company had authorization to repurchase up to 184,863 shares of the Company’s common stock pursuant the stock repurchase plan previously adopted by the Board on May 4, 2015. After the Board’s action, the Company may repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in the Notes offering.
42

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019. You should read this table together with our Consolidated Financial Statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10-K for the year ended December 31, 2019.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
KEY OPERATING RATIOS
Return on average assets ("ROAA")	0.73%	0.84%	0.68%	0.87%
Pre-tax Pre-Provision ROAA**	1.46	1.26	1.53	1.29
Return on average common equity ("ROACE")	7.86	8.86	7.06	9.22
Pre-tax Pre-Provision ROACE**	15.69	13.29	15.86	13.70
Average total equity to average total assets	9.33	9.50	9.66	9.38
Interest rate spread	3.15	3.07	3.19	3.07
Net interest margin	3.27	3.33	3.34	3.32
Cost of funds	0.46	1.21	0.63	1.24
Cost of deposits	0.37	1.05	0.55	1.07
Cost of debt	1.16	3.54	1.42	3.72
Efficiency ratio	55.48	62.48	55.95	61.66
Non-interest expense to average assets	1.82	2.10	1.95	2.07
Net operating expense to average assets	1.50	1.82	1.53	1.79
Avg. int-earning assets to avg. int-bearing liabilities	125.40	122.24	125.14	121.31
Net charge-offs to average portfolio loans	—	0.03	0.20	0.10
COMMON SHARE DATA
Basic net income per common share	$0.64	$0.66	$1.70	$2.01
Diluted net income per common share	0.64	0.66	1.70	2.01
Cash dividends paid per common share	0.125	0.125	0.38	0.38
Weighted average common shares outstanding:
Basic	5,895,074	5,560,878	5,892,107	5,559,622
Diluted	5,895,074	5,560,878	5,892,107	5,559,622
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
COMMON SHARE DATA
Book value per common share	$32.62	$30.76
Tangible book value per common share**	30.51	28.57
Common shares outstanding at end of period	5,911,940	5,900,249
OTHER DATA
Full-time equivalent employees	189	194
Branches	12	12
Loan Production Offices	4	4
CAPITAL RATIOS
Tier 1 capital to average assets	9.73%	10.08%
Tier 1 common capital to risk-weighted assets	11.11	11.11
Tier 1 capital to risk-weighted assets	11.87	11.91
Total risk-based capital to risk-weighted assets	13.06	14.16
Common equity to assets	9.02	10.10
Tangible common equity to tangible assets	8.49	9.44
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
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (as reported)	$3,799	$3,693	$9,997	$11,197
Provision for loan losses	2,500	450	10,100	1,325
Income tax expenses	1,284	1,397	2,363	4,107
Non-GAAP PTPP income	$7,583	$5,540	$22,460	$16,629

GAAP ROAA	0.73%	0.84%	0.68%	0.87%
Pre-tax Pre-Provision ROAA	1.46%	1.26%	1.53%	1.29%

GAAP ROACE	7.86%	8.86%	7.06%	9.22%
Pre-tax Pre-Provision ROACE	15.69%	13.29%	15.86%	13.70%

Average assets	$2,071,487	$1,755,022	$1,955,247	$1,725,339
Average equity	$193,351	$166,695	$188,853	$161,873

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

(dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019	September 30, 2019
Total assets	$2,137,437	$1,797,536	$1,855,732
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	1,666	2,118	2,281
Total intangible assets	12,501	12,953	13,116
Tangible assets	$2,124,936	$1,784,583	$1,842,616

Total common equity	$192,850	$181,494	$167,409
Less: intangible assets	12,501	12,953	13,116
Tangible common equity	$180,349	$168,541	$154,293

Common shares outstanding at end of period	5,911,940	5,900,249	5,583,492

GAAP common equity to assets	9.02%	10.10%	9.02%
Non-GAAP tangible common equity to tangible assets	8.49%	9.44%	8.37%

GAAP common book value per share	$32.62	$30.76	$29.98
Non-GAAP tangible common book value per share	$30.51	$28.57	$27.63

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

OVERVIEW
Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with 12 branches located in Maryland and Virginia. The Bank is a wholly-owned subsidiary of The Community Financial Corporation (the “Company”). The Company provides financial services to individuals and businesses through its offices in Southern Maryland and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.

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
Effects of COVID-19 on Company's Operations
The following sections discuss the risks and uncertainties, accounting treatments, specific COVID-19 programs and Company actions taken as of September 30, 2020 through the filing date of this Form 10-Q.
Risk Factors
The potential impacts to credit losses and other effects of the COVID-19 pandemic and the resulting low interest rate environment, may adversely affect the Company's financial condition and results of operations in future periods. See Item 1A "Risk Factors" in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2019 and its Quarterly Report on Form 10-Q for the Period Ended June 30, 2020 for additional information regarding the risks associated with COVID-19.
Economic Impact
The COVID-19 outbreak continues to adversely impact the economy in the Company's footprint. The pandemic could prevent our customers from fulfilling their financial obligations to the Company. While the Company's employees or business have not been materially impacted to date, Covid-19 could potentially create business continuity issues for the Company.
Governmental and Regulatory Response
Congress, the President of the United States ("POTUS"), and the Federal Reserve have taken actions designed to cushion the economic fallout from the pandemic. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The CARES Act included direct financial aid to American families, economic stimulus to significantly impacted industry sectors, and emergency funding for hospitals and other health care providers. Included as part of the CARES Act was a loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the paycheck protection program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. Due to the expected temporary increase to assets and the full government guaranty, banking regulators have provided favorable regulatory capital treatment by excluding the PPP activity and balances from regulatory capital ratios. In addition, the Bank has implemented commercial and retail loan deferral programs. Since the CARES Act passed additional stimulus relief has been provided to add additional funding to support small business programs, larger businesses and specific industries. Discussions between Congress and POTUS for additional stimulus bills and funding in the remainder of 2020 have stalled and there is no indication as to when those discussions are likely to resume. There have been additional clarifications to regulation and legislation since the original law was passed.

On April 9, 2020 and April 30, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes three new loan facilities intended to facilitate lending to small and mid-sized businesses. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt (subject to certain exceptions). The Company is enrolled in the Main Street Business Lending Program, but has no outstanding loans as of September 30, 2020.

The Federal Reserve provided a lending facility (the Federal Reserve "PPPLF" program) to fund banks offering SBA PPP loans to struggling small businesses. Lenders participating in the SBA PPP are able to exclude loans financed by the facility from the leverage ratio. PPPLF advances will be non-recourse and have the same two-year to five-year term as the pledged PPP loan. Lenders will pay a fixed interest rate of 0.35% and receive 100% value for the pledged PPP loan collateral. The Company's outstanding PPPLF balance at September 30, 2020 was $85.9 million.

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
Financial position and results of operations
At September 30, 2020, the Company continued to be in a strong financial and operational condition. At and for the nine months ended September 30, 2020, the Company's allowance for loan loss ("ALLL") and provision for loan losses were materially impacted. While we have not yet experienced any charge-offs related to COVID-19, our allowance calculation and resulting provision for loan losses are significantly impacted by changes in various qualitative factors. It is possible that our asset quality measures could worsen if the effects of COVID-19 are prolonged. For additional information, please refer to "Allowance for Loan Losses" below.

As the COVID -19 pandemic and the governmental response to it have decreased economic activity, fee income may be affected due to a reduction in fee generating economic activity, reduced ability to collect fees charged, and regulatory pressure to waive or reduce fees charged.

Our interest income could be reduced due as customers may be unable to meet their obligations due to economic disruptions caused by the pandemic. Our interest income could be adversely affected in future periods as a result of the COVID-19 pandemic due to lower interest rates and the possibility of a smaller loan portfolio. As a result of the reductions in the targeted federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expected our net interest income and net interest margin could decrease in future periods.

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

Due to economic uncertainties surrounding COVID-19, On October 14, 2020, the Company issued $20.0 million in aggregate principal amount of Fixed to Floating Rate Subordinated Notes (the "Offering"), which will be treated as Tier 2 Capital at the Company. The Company contributed $10.0 million of net proceeds from the Offering to the Bank as Tier 1 Capital on October 15, 2020 and may use the remainder of the Offering net proceeds for general corporate purposes, to support bank regulatory capital ratios and for potential common stock share repurchases.

Asset valuation
COVID-19 has not affected our ability to timely value assets, however, this could change in future periods. While certain valuation assumptions and judgments could change to account for pandemic-related circumstances such as widening credit spreads or the value of loan collateral and other real estate owned ("OREO"), the Company has not made and does not anticipate significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP.

At September 30, 2020, the Company had goodwill of $10.8 million or 5.62% of equity and core deposit intangibles ("CDI") of $1.7 million or 0.86% of equity. Management engaged an independent consultant to assist with a quantitative goodwill and CDI impairment analysis. Based on the results of the quantitative goodwill and CDI impairment analysis, management concluded that the neither the goodwill nor the CDI was impaired as of September 30, 2020. It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill or CDI to be impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. In the event that the Company concludes that all or a portion of its goodwill and CDI are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings in that quarter. Such a charge would have no impact on tangible-capital or regulatory-capital.

Processes, controls and business continuity plan
The Bank Risk Oversight Committee assists the Board of Directors with oversight responsibilities which include the assurance that policies and procedures exist to prepare and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. The Company has invoked its Board approved Pandemic Preparedness Plan. Management's Pandemic team, which includes members from Executive, Accounting, Risk, Information Technology, Lending, Operations, Human Resources, and Facilities meets weekly and more frequently as needed. Executive management reports weekly or more as needed to the Chairman of the Board. The Board is updated on a regular basis and as needed by executive management and the Chairman of the Board.

We remain focused on the well-being of our employees with some of our employee to working remotely. Executive management established regular communications with employees to keep them informed of benefits available to them and steps we are taking to keep them safe. The Pandemic team has assessed critical team members and determined appropriate contingency and succession plans are in place to ensure continued operations. Our staffing is adequate to address the requests for time off by employees impacted by family related matters, such as health or child care issues.

The Company has not incurred nor does not anticipate incurring additional material costs related to deployment of our remote working strategy. The Company has not experienced nor does not anticipate significant challenges to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraints in its execution of business continuity plans.

Retail operations
The Company is committed to assisting our customers and communities in this time of need. During the second quarter we reopened our all of our branch lobbies. We are limiting the number of customers in our branch locations and requiring customers and our employees to wear masks. Customers are able to transact all business including onboarding and closing accounts through our online channel, the drive thru and branch staff.

Lending operations, accommodations to borrowers and Credit
COVID-19 Deferred Loans
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company offered payment deferral programs for our business and individual customers who are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. As of September 30, 2020, the Company had executed 250 loan deferrals on outstanding loan balances of $251.5 million, which represented 16.8% of gross portfolio loans. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would need to be reversed. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change.
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

The Bank's borrowers in the hotel, restaurant and retail industries continue to endure economic distress, which may cause them to draw on their existing lines of credit. This scenario may adversely affect their ability to repay existing indebtedness and may impact the value of collateral. These developments, together with economic conditions, could materially impact our commercial real estate portfolio, particularly with respect to real estate with exposure to specific industries, and the value of certain collateral securing our loans. As a result, our financial condition, capital levels and results of operations could be adversely affected.

None of the deferrals are reflected in the Company’s asset quality measures (i.e., non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term loan modifications as TDRs. The Company is regularly contacting borrowers who have deferred loans to better understand their situation and the challenges faced. It is possible that the Company's asset quality measures could worsen if the effects of COVID-19 are prolonged. The COVID-19 pandemic may have an adverse effect on our loan production and the credit quality of our loan portfolio during the remainder of 2020. However, it is not possible to project the impact with any precision at this time.

Should economic conditions worsen, the Company could experience further increases in its required ALLL and record additional credit loss expense. Management's COVID-19 credit analysis is included in the Asset Quality discussion of this MD&A.
U.S. Small Business Administration Paycheck Protection Program loans
With the passage of the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA"), the Company is actively assisting its customers and community businesses with applications for resources through the program. The U.S. SBA PPP loan is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry a two to five year term at a 1% annual interest rate until the loan is either forgiven or paid. The forgiveness window opened during the third quarter of 2020 and we are working with many of our PPP customers to request forgiveness.

As of September 30, 2020, the Company had 963 SBA PPP loans with balances of $131.1 million. The Bank continued to make PPP loans until the authorized funding was depleted. The Company has funded PPP loans with the Federal Reserve lending facility (the Federal Reserve "PPPLF" Program). As of September 30, 2020, the Company recorded net deferred fees of $3.2 million that will be amortized as a component of interest income through the contractual maturity date of each individual PPP loan. Net deferred fees include remuneration from the SBA for each PPP loan underwritten and funded, partially offset by costs incurred to underwrite the loans. PPP loan forgiveness will allow the Company to recognize remaining net deferred fees in the quarter of forgiveness. If additional funding becomes authorized, we may offer PPP loans to our customers.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Earnings Summary
The Company reported net income for the three months ended September 30, 2020 of $3.8 million or diluted earnings per share of $0.64 compared to net income of $3.7 million or $0.66 per diluted earnings per share for the three months ended September 30, 2019. The Company’s ROAA and ROACE were 0.73% and 7.86% for the three months ended September 30, 2020 compared to 0.84% and 8.86% in September 30, 2019.
The $106,000 increase to net income in the third quarter of 2020 compared to the same quarter in 2019 was due to increased net interest income and noninterest income, a decrease in income tax expense partially offset by increases in noninterest expense and provision for loan losses related to the economic uncertainty of the COVID-19 pandemic. The decrease in income tax expense was due to a change in the Company's state tax apportionment approach that was implemented in the first quarter of 2020 as well as lower pre-tax income. The Company's lower effective tax rate is more fully explained in the income tax expense section in the discussion of results for the nine months ended September 30, 2020 in this MD&A.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Interest and dividend income	$17,483	$18,259	$(776)	(4.2)%
Interest expense	2,115	4,734	(2,619)	(55.3)%
Net interest income	15,368	13,525	1,843	13.6%
Provision for loan losses	2,500	450	2,050	455.6%
Noninterest income	1,666	1,239	427	34.5%
Noninterest expense	9,451	9,224	227	2.5%
Income before income taxes	5,083	5,090	(7)	(0.1)%
Income tax (income) expense	1,284	1,397	(113)	(8.1)%
Net income	$3,799	$3,693	$106	2.9%

Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,176	$16,542	$(366)	(2.2)%
Taxable interest and dividends on investment securities	1,269	1,606	(337)	(21.0)%
Interest on deposits with banks	38	111	(73)	(65.8)%
Total Interest and Dividend Income	17,483	18,259	(776)	(4.2)%

Interest Expenses
Deposits	1,534	3,867	(2,333)	(60.3)%
Short-term borrowings	14	140	(126)	(90.0)%
Long-term debt	567	727	(160)	(22.0)%
Total Interest Expenses	2,115	4,734	(2,619)	(55.3)%

Net Interest Income (NII)	$15,368	$13,525	$1,843	13.6%
Net interest income is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund them. Net interest income is affected by the difference between the yields earned on the Company’s interest-earning assets and the rates paid on interest-bearing liabilities, as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company’s net interest margin.
The sharp decline in interest rates during the first nine months of 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Due to a slightly liability-sensitive balance sheet, the Company increased its net interest margin in the first quarter of 2020 , had stable margins during the second quarter of 2020 after adjusting for PPP loan and funding activity and had minimal net interest margin compression of seven basis point in the third quarter of 2020. Net interest margin declined from 3.34% for the three months ended June 30, 2020 to 3.27% for the three months ended September 30, 2020.
Net interest margin was negatively impacted from the funding of U.S. SBA PPP loans. Some compression of our net interest margin is probable in the fourth quarter of 2020 as interest-earning assets begin to reprice faster than interest-bearing liabilities. The Bank's loan growth may slow due to overall economic conditions. Conversely, PPP loan forgiveness will positively impact margins and net interest income in the quarter(s) of forgiveness with the recognition of remaining net deferred fees.
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
The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$1,006,436	$10,627	4.22%	$923,724	$10,790	4.67%
Residential first mortgages	157,039	1,188	3.03%	160,609	1,486	3.70%
Residential rentals	132,572	1,499	4.52%	119,343	1,618	5.42%
Construction and land development	38,861	448	4.61%	31,200	459	5.88%
Home equity and second mortgages	32,670	295	3.61%	36,061	538	5.97%
Commercial and equipment loans	116,472	1,205	4.14%	116,329	1,635	5.62%
SBA PPP loans	127,092	902	2.84%	—	—	—%
Consumer loans	1,102	12	4.36%	945	16	6.77%
Allowance for loan losses	(16,738)	—	—	(11,046)	—	0.00%
Loan portfolio (1)	1,595,506	16,176	4.06%	1,377,165	16,542	4.80%
Taxable investment securities	218,305	1,143	2.09%	232,707	1,606	2.76%
Nontaxable investment securities	23,633	126	2.13%	—	—	—%
Interest-bearing deposits in other banks	24,713	25	0.40%	2,901	33	4.55%
Federal funds sold	20,561	13	0.25%	10,788	78	2.89%
Interest-Earning Assets ("IEAs")	1,882,718	17,483	3.71%	1,623,561	18,259	4.50%
Cash and cash equivalents	87,895			26,253
Goodwill	10,835			10,835
Core deposit intangible	1,761			2,392
Other assets	88,278			91,981
Total Assets	$2,071,487			$1,755,022

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$351,951	$—	—%	$235,950	$—	—%
Interest-bearing demand deposits
Savings	89,036	20	0.09%	70,669	18	0.10%
Interest-bearing demand and money market accounts	848,981	313	0.15%	706,574	1,624	0.92%
Certificates of deposit	363,296	1,201	1.32%	453,014	2,225	1.96%
Total interest-bearing deposits	1,301,313	1,534	0.47%	1,230,257	3,867	1.26%
Total Deposits	1,653,264	1,534	0.37%	1,466,207	3,867	1.05%
Long-term debt	63,847	380	2.38%	40,447	223	2.21%
Short-term borrowings	3,159	14	1.77%	22,509	140	2.49%
PPPLF Advance	121,070	107	0.35%	—	—	—%
Subordinated Notes	—	—	—%	23,000	359	6.24%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	80	2.67%	12,000	145	4.83%
Total Debt	200,076	581	1.16%	97,956	867	3.54%
Interest-Bearing Liabilities ("IBLs")	1,501,389	2,115	0.56%	1,328,213	4,734	1.43%
Total Funds	1,853,340	2,115	0.46%	1,564,163	4,734	1.21%
Other liabilities	24,796			24,164
Stockholders’ equity	193,351			166,695
Total Liabilities and Stockholders’ Equity	$2,071,487			$1,755,022

	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost

Net interest income		$15,368			$13,525

Interest rate spread			3.15%			3.07%
Net yield on interest-earning assets			3.27%			3.33%
Avg. loans to avg. deposits			96.51%			93.93%
Avg. transaction deposits to total avg. deposits **			78.03%			69.10%
Ratio of average IEAs to average IBLs			125.40%			122.24%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $111,000 and $242,000 of accretion interest during the three months ended September 30, 2020 and 2019, respectively.
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

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$2,214	$(2,580)	$(366)
Investment securities, federal funds sold and interest-bearing deposits	186	(597)	(411)
Total interest-earning assets	$2,400	$(3,177)	$(777)

Interest-bearing liabilities:
Savings	$4	$(2)	$2
Interest-bearing demand and money market accounts	53	(1,364)	(1,311)
Certificates of deposit	(297)	(727)	(1,024)
Long-term debt	139	18	157
Short-term borrowings	(86)	(40)	(126)
PPPLF Advance	107	—	107
Subordinated notes	—	(359)	(359)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(65)	(65)
Total interest-bearing liabilities	$(80)	$(2,539)	$(2,619)
Net change in net interest income	$2,481	$(639)	$1,842
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $111,000 and $242,000 of accretion interest during the three months ended September 30, 2020 and 2019, respectively.
Net interest income increased $1.84 million or 13.6% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net interest margin of 3.27% for the three months ended September 30, 2020 decreased six basis points from 3.33% for the comparable period. The increase in net interest income and minimal net interest margin compression resulted primarily from significant decreases in interest expense from lower funding costs. Interest income decreased from significantly lower asset yields partially offset by increased interest income from larger average balances.

Average total earning assets increased $259.2 million, or 16.0% for the three months ended September 30, 2020 to $1,882.7 million compared to $1,623.6 million for the three months ended September 30, 2019. The increase in average total earning assets for the three months ended September 30, 2020 from the comparable quarter in 2019, resulted primarily from a $218.3 million, or 15.9%, increase in average loans of which average U.S. SBA PPP loans represented $127.1 million and an increase of $40.8 million, or 16.6%, in average investments, federal funds sold and interest-bearing deposits. Interest income decreased $777,000 for the three months ended September 30, 2020 compared to the third quarter of 2019. The decrease in interest income resulted from lower interest yields accounting for $3.2 million, partially offset by larger average balances of interest-earning assets contributing $2.4 million.
Average total interest-bearing liabilities increased $173.2 million, or 13.0%, for the three months ended September 30, 2020 to $1,501.4 million compared to $1,328.2 million for the three months ended September 30, 2019. During the same time, average noninterest-bearing demand deposits increased $116.0 million, or 49.2%, to $352.0 million compared to $236.0 million. Noninterest-bearing deposits increased due to customer acquisition efforts in the last 18 months and the Bank's participation in the U.S. SBA PPP program. Interest expense decreased $2.6 million for the three months ended September 30, 2020 compared to the third quarter of 2019. Lower interest rates accounted for $2.5 million of the decrease in interest expense and decreases in the average balance of interest-bearing liabilities and changes in the funding mix contributed $80,000. For the three-month comparative periods, total debt increased $102.1 million, which included an increase in average Federal Reserve's PPPLF advances of $121.1 million. During the three months ended September 30, 2020, average transaction accounts, which include all accounts except for time deposits, increased $276.8 million or 27.3% to $1,290.0 million from $1,013.2 million for the three months ended September 30, 2019. During the same time, average time deposits decreased $89.7 million or 19.8% to $363.3 million for the three months ended September 30, 2020.
Net interest margin of 3.27% for the three months ended September 30, 2020 was six basis points lower than the 3.33% for the three months ended September 30, 2019. The decrease in net interest margin from the third quarter of 2019 resulted primarily from the Company’s overall funding costs decreasing at a slower rate than interest earning asset yields. Interest earning asset yields decreased 78 basis points from 4.50% for the three months ended September 30, 2019 to 3.71% for the three months ended September 30, 2020. The Company’s cost of funds decreased 75 basis points from 1.21% for the three months ended September 30, 2019 to 0.46% for the three months ended September 30, 2020. Net interest income was impacted by accretion interest of $111,000 and $242,000 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, net interest margin was reduced five basis points as a result of net U.S. SBA PPP loans and Federal Reserve PPPLF funding.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Provision for loan losses	$2,500	$450	$2,050	455.56%
The provision for loan losses is a function of the calculation of the allowance for loan loss on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$49	$109	$(60)	(55.0)%
Gain on sale of asset	6	—	6	—%
Net gains on sale of investment securities	229	—	229	—%
Unrealized gains on equity securities	—	35	(35)	(100)%
Income from bank owned life insurance	222	223	(1)	(0.4)%
Service charges	839	834	5	0.6%
Referral fee income	321	38	283	744.7%
Total Noninterest Income	$1,666	$1,239	$427	34.5%
Noninterest income for the three months ended September 30, 2020 increased from the three months ended September 30, 2019. The increases were due to net gains on the sale of securities and increased interest rate protection referral fee income, partially offset by decreased unrealized gains on equity securities and loan appraisal, credit, and miscellaneous charges . During 2019, the Bank added a new product and began referring customers to a third-party financial institution that offers interest rate protection for the length of a loan. Noninterest income as a percentage of average assets was 0.32% and 0.28%, respectively, for the three months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020, the Company recognized net gains of $229,000 on the sale of three AFS securities with an aggregate carrying value of $6.5 million.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,099	$5,353	$(254)	(4.7)%
OREO valuation allowance and expenses	421	263	158	60.1%
Sub-total	5,520	5,616	(96)	(1.7)%
Operating Expenses
Occupancy expense	734	730	4	0.5%
Advertising	129	250	(121)	(48.4)%
Data processing expense	990	793	197	24.8%
Professional fees	652	523	129	24.7%
Depreciation of premises and equipment	142	165	(23)	(13.9)%
Telephone communications	43	46	(3)	(6.5)%
Office supplies	31	34	(3)	(8.8)%
FDIC Insurance	249	2	247	12,350.0%
Core deposit intangible amortization	144	169	(25)	(14.8)%
Other	817	896	(79)	(8.8)%
Total Operating Expenses	$3,931	$3,608	$323	9.0%
Total Noninterest Expense	$9,451	$9,224	$227	2.5%

Noninterest expense increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were modest at 2.5%. The increase in noninterest expense for the comparable periods was due to increases in data processing, professional fees, FDIC insurance and OREO. Data processing costs are comparable to average 2020 quarterly expense and include the Bank's continued investment in technology with the addition of the nCino Bank Operating System. The Company's investments in technology have slowed the growth of expenses as the asset size of the Bank has increased. The increase in FDIC insurance for the third quarter of 2020 was due to the application of a $172,000 FDIC insurance credit taken in the third quarter of 2019. Increased OREO expenses reflect management's actions in 2020 to reduce non-performing assets. These increases in noninterest expense were offset by a reductions in compensation and benefits and advertising. Compensation and benefits were lower in the third quarter of 2020 primarily due to reductions in heath care costs of of $133,000 and 401K expenses of $41,000. The Company's projected quarterly expense run rate for the remainder of 2020 remains between $9.2-$9.4 million.

The Company’s efficiency ratio1 was 55.48% for the three months ended September 30, 2020 compared to 62.48% for the three months ended September 30, 2019. The Company’s net operating expense ratio2 was 1.50% for the three months ended September 30, 2020 compared to 1.82% for the three months ended September 30, 2019. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Expenses applicable to OREO assets included the following.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019

Valuation allowance	$386	$129
Losses (gains) on dispositions	(2)	—
Operating expenses	37	134
	$421	$263
During the three months ended September 30, 2020, the Company disposed of property with a carrying value of $553,000. During the three months ended September 30, 2019, there were no disposals of OREO assets.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the three months ended September 30, 2020 and 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Income Tax Expense
For the three months ended September 30, 2020 the effective tax rate was 25.3%. The Company’s consolidated effective tax rate was 27.5% in the third quarter of 2019. The effective income tax rates differ during the third quarter of 2020 and 2019, respectively, from the statutory federal and state income tax rates primarily due to change in the Company's state tax apportionment, increases in tax-exempt loans and investments and the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.

Income tax expense decreased $113,000 for the three months ended September 30, 2020 compared to the same quarter in the prior year due primarily to a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020. The year to date comparative impact is shown in the comparison of results of operations for the nine months ended September 30, 2020 and 2019.
1 Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
2 The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Earnings Summary
The Company reported net income for the nine months ended September 30, 2020 of $10.0 million or diluted earnings per share of $1.70 compared to net income of $11.2 million or $2.01 per diluted share for the nine months ended September 30, 2019. The Company’s ROAA and ROACE were 0.68% and 7.06% for the nine months ended September 30, 2020 compared to 0.87% and 9.22% for the nine months ended September 30, 2019.
The decrease to net income in the first nine months of 2020 compared to the same period in 2019 was due to increased provision for loan losses related to the economic uncertainty of the COVID-19 pandemic and increased noninterest expense partially offset by increases in net interest income and non-interest income and a decrease to income tax expense. The decrease in income tax expense was due to a change in the Company's state tax apportionment approach implemented in the first quarter of 2020 and lower pre-tax income. The Company's lower effective tax rate is explained in the income tax expense section in the discussion of results for the nine months ended September 30, 2020 in this MD&A.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Interest and dividend income	$53,160	$54,174	$(1,014)	(1.9)%
Interest expense	8,215	14,353	(6,138)	(42.8)%
Net interest income	44,945	39,821	5,124	12.9%
Provision for loan losses	10,100	1,325	8,775	662.3%
Noninterest income	6,046	3,553	2,493	70.2%
Noninterest expense	28,531	26,745	1,786	6.7%
Income before income taxes	12,360	15,304	(2,944)	(19.2)%
Income tax expense	2,363	4,107	(1,744)	(42.5)%
Net income	$9,997	$11,197	$(1,200)	(10.7)%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$48,955	$49,037	$(82)	(0.2)%
Taxable interest and dividends on investment securities	4,079	4,906	(827)	(16.9)%
Interest on deposits with banks	126	231	(105)	(45.5)%
Total Interest and Dividend Income	53,160	54,174	(1,014)	(1.9)%

Interest Expenses
Deposits	6,515	11,601	(5,086)	(43.8)%
Short-term borrowings	111	709	(598)	(84.3)%
Long-term debt	1,589	2,043	(454)	(22.2)%
Total Interest Expenses	8,215	14,353	(6,138)	(42.8)%

Net Interest Income (NII)	$44,945	$39,821	$5,124	12.9%

The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$981,944	$32,406	4.40%	$903,984	$31,972	4.72%
Residential first mortgages	165,632	4,098	3.30%	157,429	4,383	3.71%
Residential rentals	131,839	4,373	4.42%	122,606	4,701	5.11%
Construction and land development	38,608	1,360	4.70%	32,550	1,429	5.85%
Home equity and second mortgages	34,604	1,066	4.11%	36,407	1,589	5.82%
Commercial and equipment loans	119,927	4,219	4.69%	116,083	4,918	5.65%
SBA PPP loans	76,418	1,395	2.43%	—	—	—%
Consumer loans	1,113	38	4.55%	886	45	6.77%
Allowance for loan losses	(14,521)	—	—	(11,067)	—	0.00%
Loan portfolio (1)	1,535,564	48,955	4.25%	1,358,878	49,037	4.81%
Taxable investment securities	215,223	3,854	2.39%	230,708	4,906	2.84%
Non-taxable investment securities	12,144	225	2.47%	—	—	—%
Interest bearing deposits in other banks	16,246	87	0.71%	3,204	104	4.33%
Federal funds sold	13,520	39	0.38%	5,802	127	2.92%
Interest-Earning Assets ("IEAs")	1,792,697	53,160	3.95%	1,598,592	54,174	4.52%
Cash and cash equivalents	61,832			21,438
Goodwill	10,835			10,835
Core deposit intangible	1,910			2,565
Other assets	87,973			91,909
Total Assets	$1,955,247			$1,725,339

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$310,451	$—	—%	$221,315	$—	—%
Interest-bearing liabilities:
Savings	80,412	68	0.11%	70,559	53	0.10%
Interest-bearing demand and money market accounts	816,975	2,118	0.35%	690,208	4,984	0.96%
Certificates of deposit	375,606	4,329	1.54%	458,376	6,564	1.91%
Total Interest-bearing deposits	1,272,993	6,515	0.68%	1,219,143	11,601	1.27%
Total Deposits	1,583,444	6,515	0.55%	1,440,458	11,601	1.07%
Debt:
Long-term debt	62,101	916	1.97%	27,094	515	2.53%
Short-term borrowings	10,895	111	1.36%	36,492	709	2.59%
PPPLF Advances	69,656	182	0.35%	—	—	—%
Subordinated Notes	4,953	184	4.95%	23,000	1,078	6.25%
TRUPS - Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	307	3.41%	12,000	450	5.00%
Total debt	159,605	1,700	1.42%	98,586	2,752	3.72%
Total Interest-Bearing Liabilities ("IBLs")	1,432,598	8,215	0.76%	1,317,729	14,353	1.45%
Total funds	1,743,049	8,215	0.63%	1,539,044	14,353	1.24%
Other liabilities	23,345			24,422
Stockholders’ equity	188,853			161,873
Total Liabilities and Stockholders’ Equity	$1,955,247			$1,725,339

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost

Net interest income		$44,945			$39,821

Interest rate spread			3.19%			3.07%
Net yield on interest-earning assets			3.34%			3.32%
Avg. loans to avg. deposits			96.98%			94.34%
Avg. transaction deposits to total avg. deposits **			76.28%			68.18%
Ratio of average IEAs to average IBLs			125.14%			121.31%

Cost of funds			0.63%			1.24%
Cost of deposits			0.55%			1.07%
Cost of debt			1.42%			3.72%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $514,000 and $624,000 of accretion interest during the nine months ended September 30, 2020 and 2019, respectively.
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

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$5,633	$(5,715)	$(82)
Investment securities, federal funds sold and interest-bearing deposits	285	(1,217)	(932)
Total interest-earning assets	$5,918	$(6,932)	$(1,014)

Interest-bearing liabilities:
Savings	8	7	15
Interest-bearing demand and money market accounts	329	(3,195)	(2,866)
Certificates of deposit	(954)	(1,282)	(2,236)
Long-term debt	516	(115)	401
Short-term borrowings	(261)	(337)	(598)
PPPLF Advance	183	—	183
Subordinated notes	(670)	(224)	(894)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(143)	(143)
Total interest-bearing liabilities	$(849)	$(5,289)	$(6,138)
Net change in net interest income	$6,767	$(1,643)	$5,124
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $514,000 and $624,000 of accretion interest during the nine months ended September 30, 2020 and 2019, respectively.

Net interest income totaled $44.9 million for the nine months ended September 30, 2020, which represents a $5.1 million or 12.9% increase from $39.8 million for the nine months ended September 30, 2019. As a result of organic growth, average total earning assets increased $194.1 million or 12.1%, for the nine months ended September 30, 2020 to $1,792.7 million compared to $1,598.6 million for the nine months ended September 30, 2019. The increase in average total earning assets for the nine months ended September 30, 2020 from the comparable period in 2019 resulted primarily from a $176.7 million, or 13.0%, increase in average loans, of which average U.S. SBA PPP loans represented $76.4 million, and an increase of $17.4 million, or 7.3%, increase in average investments, federal funds sold, and interest-bearing deposits. Interest income decreased $1.0 million for the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in interest income resulted from larger average balances of interest-earning assets contributing $5.9 million and offset by lower interest yields accounting for $6.9 million.
Average total interest-bearing liabilities increased $114.9 million, or 8.7%, for the nine months ended September 30, 2020 to $1,432.6 million compared to $1,317.7 million for the nine months ended September 30, 2019. During the same time, average noninterest-bearing demand deposits increased $89.1 million, or 40.3%, to $310.5 million compared to $221.3 million. Noninterest-bearing deposits increased due to customer acquisition efforts in the last 18 months and the Bank's participation in the U.S. SBA PPP program. Interest expense decreased $6.1 million for the nine months ended September 30, 2020 compared to the same period of 2019. Lower interest rates accounted for $5.3 million of the decrease in interest expense and decreases in the average balance and change in the funding mix of interest-bearing liabilities contributed $849,000. For the nine-month comparative periods, average total debt increased $61.0 million, which included an increase in average Federal Reserve's PPPLF advances of $69.7 million. During the nine months ended September 30, 2020, average transaction accounts increased $225.8 million or 23.0% to $1,207.8 million from $982.1 million for the nine months ended September 30, 2019. During the same time, average time deposits decreased $82.8 million or 18.1% to $375.6 million for the nine months ended September 30, 2020.
Net interest margin of 3.34% for the nine months ended September 30, 2020 was two basis points higher than the 3.32% for the nine months ended September 30, 2019. The increase in net interest margin from the first nine months of 2019 resulted primarily from the Company’s interest earning asset yields decreasing at a slower rate than overall funding costs. Interest earning asset yields decreased 57 basis points from 4.52% for the nine months ended September 30, 2019 to 3.95% for the nine months ended September 30, 2020. The Company’s cost of funds decreased 61 basis points from 1.24% for the nine months ended September 30, 2019 to 0.63% for the nine months ended September 30, 2020. Net interest income was impacted by accretion interest of $514,000 and $624,000 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net interest margin was reduced six basis points as a result of net U.S. SBA PPP loans and Federal Reserve PPPLF funding.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Provision for loan losses	$10,100	$1,325	$8,775	662.26%
See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$98	$204	$(106)	(52.0)%
Gain on sale of assets	6	—	6	—%
Net gains on sale of investment securities	670	—	670	—%
Unrealized gain on equity securities	115	156	(41)	(26)%
Income from bank owned life insurance	661	662	(1)	(0.2)%
Service charges	2,530	2,392	138	5.8%
Referral fee income	1,966	139	1,827	1,314.4%
Total Noninterest Income	$6,046	$3,553	$2,493	70.2%
Noninterest income for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019. The increases were due to increased referral fee income, gain on sales of investments and increased service charge income. Increased service charges were due to a larger customer base and the growth in organic deposits over the last two years. In addition, the Bank revamped its retail deposit account product offerings during the second half of 2019 and focused on adding more consumer checking accounts. The Bank's larger asset size and customer base contributed to the increase. Noninterest income as a percentage of assets was 0.41% and 0.27%, respectively, for the nine months ended September 30, 2020 and 2019. The COVID-19 crisis has impacted spending habits of customers and reduced growth in service fee income as well as curtailed expected commercial loan volume which impacts interest rate protection agreement referral fee opportunities. The economic environment could impact future noninterest income.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Noninterest Expense
Compensation and benefits	$15,001	$15,037	$(36)	(0.2)%
OREO valuation allowance and expenses	2,303	751	1,552	206.7%
Sub-total	17,304	15,788	1,516	9.6%
Operating Expense
Occupancy expense	2,204	2,289	(85)	(3.7)%
Advertising	380	610	(230)	(37.7)%
Data processing expense	2,842	2,268	574	25.3%
Professional fees	1,755	1,547	208	13.4%
Depreciation of premises and equipment	451	520	(69)	(13.3)%
Telephone communications	139	164	(25)	(15.2)%
Office supplies	92	104	(12)	(11.5)%
FDIC Insurance	679	337	342	101.5%
Core deposit intangible amortization	452	525	(73)	(13.9)%
Other	2,233	2,593	(360)	(13.9)%
Total Operating Expense	11,227	10,957	270	2.5%
Total Noninterest Expense	$28,531	$26,745	$1,786	6.7%

The increase in noninterest expense for the comparable periods was primarily due to increased OREO expenses. Noninterest expense increased for the comparable periods as increases in data processing, professional fees and FDIC insurance were offset by decreases in all other operating expenses including occupancy, advertising, depreciation and other expenses. Noninterest expense increased $234,000 or less than 1% for the comparable periods if OREO expenses were excluded.

Year to date compensation and benefits for the nine months ended were reduced a total $484,000 due to the allocation of deferred costs for U.S. SBA PPP loans originated during the second and third quarter of 2020.
The Company’s efficiency ratio was 55.95% for the nine months ended September 30, 2020 compared to 61.66% for the nine months ended September 30, 2019. The Company’s net operating expense ratio was 1.53% at September 30, 2020 compared to 1.79% at September 30, 2019. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Expenses applicable to OREO assets included the following.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019

Valuation allowance	$2,177	$766
Losses (gains) on dispositions	7	(188)
Operating expenses	119	173
	$2,303	$751
During the nine months ended September 30, 2020, the Company disposed of properties with carrying values totaling $2.8 million.
During the nine months ended September 30, 2019, the Company recognized net gains of $188,000 on disposals with carrying values of $416,000. In connection with the sale of one property, the Bank provided a loan of $280,000. The transaction qualified for sales treatment under ASC Topic 610-20 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. For the first nine months of 2020 the valuation adjustment of $2.2 million consisted of reductions of aggregate carrying value to $3.4 million for eight properties.
Income Tax Expense
For the nine months ended September 30, 2020 the effective tax rate at 19.1% was lower than our normal expected range due to an adjustment to net current and deferred assets related to state apportionment of interest income on loans. This tax benefit was partially offset by certain holding company expenses that are not deductible for state purposes. The Company’s consolidated effective tax rate was 26.8% for the nine months ended September 30, 2019.
The Company's new state tax apportionment approach was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management evaluated the tax position and determined the change in tax position qualified as a change in estimate under FASB ASC Section 250. The following table shows a breakdown of income tax expense for the nine months ended September 30, 2020 split between the apportionment adjustment and a normalized 2020 income tax provision:

	Nine Months Ended September 30, 2020
(dollars in thousands)	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(6.0)%
Income taxes before apportionment adjustment	3,106	25.1%
Income tax expense as reported	$2,363	19.1%

Income before income taxes	$12,360
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(dollars in thousands)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$2,596	21.0%	$3,214	21.0%
State taxes net of federal benefit	690	5.6%	1,294	8.5%
Nondeductible expenses	68	0.6%	64	0.4%
Nontaxable income	(248)	(2.0)%	(236)	(1.5)%
Income tax apportionment adjustment	(743)	(6.0)%	—	—%
Other	—	—%	(229)	(1.5)%
	$2,363	19.1%	$4,107	26.8%
The Company’s consolidated effective tax rate is expected to be between 25.40% and 26.06% for the fourth quarters of 2020.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
ASSETS
Total assets increased primarily due to growth in cash and net loans with U.S. SBA PPP loans accounting for $127.8 million of the increase. In addition, investments and the net of all other assets increased while OREO decreased. The differences in allocations between the cash and investment categories reflect operational needs. Total assets and on-balance sheet liquidity increased in the first nine months of 2020 from organic loan and deposit growth as wells as COVID-19 government stimulus programs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Cash and due from banks	$93,130	$25,065	$68,065	271.6%
Federal funds sold	69,431	—	69,431	—%
Interest-bearing deposits with banks	25,132	7,404	17,728	239.4%
Securities available for sale (AFS), at fair value	229,620	208,187	21,433	10.3%
Equity securities carried at fair value through income	4,851	4,669	182	3.9%
Non-marketable equity securities held in other financial institutions	209	209	—	—%
FHLB stock - at cost	3,415	3,447	(32)	(0.9)%
Net Loans	1,607,124	1,445,109	162,015	11.2%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	20,671	21,662	(991)	(4.6)%
Premises and equipment held for sale	430	430	—	—%
Other real estate owned (OREO)	3,998	7,773	(3,775)	(48.6)%
Accrued interest receivable	8,975	5,019	3,956	78.8%
Investment in bank owned life insurance	37,841	37,180	661	1.8%
Core deposit intangible	1,666	2,118	(452)	(21.3)%
Net deferred tax assets	7,307	6,168	1,139	18.5%
Right of use assets, net operating leases	8,005	8,382	(377)	(4.5)%
Other assets	4,797	3,879	918	23.7%
Total Assets	$2,137,437	$1,797,536	$339,901	18.9%
Cash and Cash Equivalents
Cash and cash equivalents totaled $187.7 million at September 30, 2020, compared to $32.5 million at December 31, 2019. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due.

Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at September 30, 2020 and December 31, 2019, estimated fair values were $238.1 million, and $216.5 million, respectively. In December 2019, the Company reclassified the HTM portfolio to the AFS portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity.
The Company did not hold any noninvestment grade securities at September 30, 2020 and December 31, 2019. At September 30, 2020, approximately 91%, or $208.4 million of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to approximately 96%, or $200.5 million, at December 31, 2019. AFS securities are evaluated quarterly to determine whether a decline in their value is OTTI. No OTTI charge was recorded for the periods reported.
Gross unrealized losses at September 30, 2020 and December 31, 2019 for AFS securities were $555,000 and $645,000, respectively, of amortized cost of $223.2 million and $206.1 million, respectively. The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable.
The Bank holds 69.7% or $155.4 million of its investment securities as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $30.6 million in student loan trusts, which represent 13.8% of the AFS investment portfolio, are 97% U.S. government guaranteed. At September 30, 2020, the Company also had $36.8 million or 16.5% of AFS investments in municipal bonds.
At September 30, 2020 and December 31, 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies had average lives of 4.56 years and 4.39 years and average durations of 4.32 years and 3.94 years and were guaranteed by their issuer as to credit risk, respectively. At September 30, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.47 years and an average duration of 6.11 years. At September 30, 2020 and December 31, 2019, AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 10.11 years and 9.51 years and an average duration of 8.72 years and 8.18 years, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at September 30, 2020 and December 31, 2019 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2020		December 31, 2019
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$208,370	AAA	$200,481
AA	20,950	AA	7,334
A	300	A	372
BB	—	BB	—
Total	$229,620	Total	$208,187
Earnings performance and liquidity of the investment portfolio is monitored and managed by management through monthly reporting and Bank Risk Oversight Committee (“BROC”) meetings. In addition, BROC also monitors net interest income and interest rate risk for the Company. Analysis of expected cash inflows and outflows, including the investment securities portfolio, ensures liquidity is available to satisfy depositor requirements and the various credit needs of customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable.

Loan Portfolio
At September 30, 2020, net loans, which include portfolio loans and U.S. SBA PPP loans, increased 14.9% annualized or $162.0 million from  December 31, 2019. Net portfolio loans increased $34.2 million and net U.S. SBA PPP loans increased $127.8 million for the comparable period ends. The commercial real estate portfolio increased in total during the first nine months of 2020, while increasing slightly as a percentage of gross portfolio loans. The Company’s loan pipeline was approximately $152 million at September 30, 2020 compared to $104 million at December 31, 2019.
The following is a breakdown of the Company’s loan portfolio at September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	%	December 31, 2019	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,021,987	68.29%	$964,777	66.34%	$57,210	7.9%
Residential first mortgages	147,756	9.87%	167,710	11.53%	(19,954)	(15.9)%
Residential rentals	137,950	9.22%	123,601	8.50%	14,349	15.5%
Construction and land development	36,061	2.41%	34,133	2.35%	1,928	7.5%
Home equity and second mortgages	31,427	2.10%	36,098	2.48%	(4,671)	(17.3)%
Commercial loans	58,894	3.94%	63,102	4.34%	(4,208)	(8.9)%
Consumer loans	1,081	0.07%	1,104	0.08%	(23)	(2.8)%
Commercial equipment	61,376	4.10%	63,647	4.38%	(2,271)	(4.8)%
Gross portfolio loans	1,496,532	100.00%	1,454,172	100.00%	42,360	3.9%
Net deferred costs	1,610	0.11%	1,879	0.13%	(269)	(19.1)%
Allowance for loan losses	(18,829)	(1.26)%	(10,942)	(0.75)%	(7,887)	96.1%
	(17,219)		(9,063)		(8,156)	120.0%
Net portfolio loans	$1,479,313		$1,445,109		$34,204	3.2%

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	$131,088		$—		$131,088	n/a
Net deferred fees	(3,277)		—		(3,277)	n/a
Net SBA PPP Loans	$127,811		$—		$127,811	n/a

Total Net Loans	$1,607,124		$1,445,109		$162,015	14.9%

Gross Loans	$1,627,620		$1,454,172		$173,448	15.9%
The Company recognized accretion interest of $111,000 and $514,000 for the three months ended September 30, 2020 and 2019, respectively and $242,000 and $624,000, for the nine months ended September 30, 2020 and 2019, respectively.
Loan Concentrations
At September 30, 2020 and December 31, 2019, commercial loans, including residential rentals, represented 86% and 84%, respectively, of gross portfolio loans. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at September 30, 2020 and December 31, 2019 were $687 million or 339% and $639 million or 320%, respectively. Construction loans as a percentage of risk-based capital at September 30, 2020 and December 31, 2019 were $144 million or 71% and $147 million or 74%, respectively. Regulatory loan concentrations increased in the first six months of 2020 due primarily to a reduction in total regulatory capital from the redemption of the $23.0 million of 6.25% fixed-to-floating rate subordinated notes in February 2020.

On October 14, 2020, the Company issued $20.0 million in Subordinated Notes and on October 15, 2020 contributed $10.0 million in proceeds as Tier 1 capital to the Bank. If the capital had been contributed at September 30, 2020, the Bank's concentration in non-owner occupied commercial real estate and construction loans as a percentage of risk-based capital would have decreased from 339% and  71%, respectively to 323% and 68%, respectively.

Asset Quality
The following tables show asset quality ratios at September 30, 2020 and December 31, 2019.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019	$ Change	% Change
ASSET QUALITY
Total assets	$2,137,437	$1,797,536	$339,901	18.9%
Gross portfolio loans (1)	1,496,532	1,454,172	42,360	2.9
Classified Assets	24,600	34,636	(10,036)	(29.0)
Allowance for loan losses	18,829	10,942	7,887	72.1

Past due loans - 31 to 89 days	838	549	289	52.6
Past due loans >=90 days	17,230	12,778	4,452	34.8
Total past due (delinquency) loans	18,068	13,327	4,741	35.6

Non-accrual loans (2)	20,148	17,857	2,291	12.8
Accruing troubled debt restructures (TDRs) (3)	573	650	(77)	(11.8)
Other real estate owned (OREO)	3,998	7,773	(3,775)	(48.6)
Non-accrual loans, OREO and TDRs	$24,719	$26,280	$(1,561)	(5.9)%

ASSET QUALITY RATIOS (4)
Classified assets to total assets	1.15%	1.93%
Classified assets to risk-based capital	11.89	16.21
Allowance for loan losses to total loans	1.26	0.75
Allowance for loan losses to non-accrual loans	93.45	61.28
Past due loans - 31 to 89 days to total loans	0.06	0.04
Past due loans >=90 days to total loans	1.15	0.88
Total past due (delinquency) to total loans	1.21	0.92
Non-accrual loans to total loans	1.35	1.23
Non-accrual loans and TDRs to total loans	1.38	1.27
Non-accrual loans and OREO to total assets	1.13	1.43
Non-accrual loans and OREO to total loans and OREO	1.61	1.75
Non-accrual loans, OREO and TDRs to total assets	1.16	1.46
____________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.
(2)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. At September 30, 2020 and December 31, 2019, the Company had current non-accrual loans of $2.9 million and $5.1 million, respectively.
(3)At September 30, 2020 and December 31, 2019, the Bank had total TDRs of $2.1 million and $2.0 million, respectively, with $1.5 million and $1.4 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.
(4)Asset quality ratios are calculated using total portfolio loans. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.

Allowance for Loan Losses
We expect the COVID-19 pandemic to have an adverse effect on the credit quality of our loan portfolio. Disruption to our customers could result in increased loan delinquencies and defaults. The Company's COVID-19 loan deferral commercial and retail programs could delay the identification and resolution of problem credits. The Company's third quarter 2020 provision expense considered the additional work level on staff, the increased pace of change in regulations, and the number and dollar amount of deferred loans. No credit issues are anticipated with SBA PPP loans as they are guaranteed by the Small Business Administration and the Bank's allowance for loan loss does not include an allowance for U.S. SBA PPP loans.
Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by increases in other qualitative factors. Due to larger charge-offs in the second quarter of 2020, the baseline charge-off factor increased for the second and third quarters of 2020 compared to prior recent quarters, but was not impacted significantly due to low charge-off activity for the periods used to evaluate the allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the allowance is adequate. The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and nine months ended September 30, 2020 and 2019 and year ended December 31, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
(dollars in thousands)	2020	2019	2020	2019	December 31, 2019
Beginning of period	$16,318	$10,918	$10,942	$10,976	$10,976

Charge-offs	(65)	(144)	(2,328)	(1,219)	(2,375)
Recoveries	76	28	115	170	211
Net charge-offs	11	(116)	(2,213)	(1,049)	(2,164)

Provision for loan losses	2,500	450	10,100	1,325	2,130
End of period	$18,829	$11,252	$18,829	$11,252	$10,942

Net charge-offs to average loans (annualized)	—%	(0.03)%	(0.19)%	(0.10)%	(0.16)%
Breakdown of general and specific allowance as a percentage of gross loans

	September 30, 2020	September 30, 2019	December 31, 2019
General allowance	$18,319	$9,776	$10,114
Specific allowance	510	1,476	828
	$18,829	$11,252	$10,942
General allowance	1.22%	0.69%	0.70%
Specific allowance	0.03%	0.10%	0.05%
Allowance to gross loans	1.26%	0.79%	0.75%

Allowance to non-acquired gross loans	1.31%	0.85%	0.79%

Total acquired loans	$63,988	$85,432	$77,078
Non-acquired loans**	$1,432,544	$1,329,985	$1,377,094
Gross portfolio loans	$1,496,532	$1,415,417	$1,454,172
____________________________________
**    Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments. Non-acquired loans exclude U.S. SBA PPP loans.

The Company recorded an increase in its provision for loan loss expense for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. Net charge-offs also increased. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. The increased provision was primarily due to the economic effects of the COVID pandemic. The current year growth in the commercial loan portfolios also contributed to provision expense. The economic contraction has also increased the number of borrowers requesting full or partial deferrals of loan payments. The 2020 net charge-offs were primarily from the resolution of two relationships that were both substandard and non-accrual, which decreased non-accrual loans and classified loans $5.1 million. U.S. SBA PPP loans are excluded from the Bank's allowance methodology as they are guaranteed by the U.S. government. Since December 31, 2019, the Company's general allowance increased and the specific allowance decreased as specifically identified impaired loans were resolved. Allowance for loan loss levels increased to 1.26% of portfolio loans at September 30, 2020 compared to 0.75% at December 31, 2019. The allowance as a percentage of non-acquired loans increased 52 basis points to 1.31% at September 30, 2020 from 0.79% at December 31, 2019.

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

The loans with deferred payments which were $251.5 million or 16.8% of gross portfolio loans as of September 30, 2020 decreased $13.4 million from $264.9 million or 17.7% of total gross portfolio loans as of June 30, 2020. Most first deferrals of COVID-19 deferred loans were for a six month period and 87% or $230.2 million of COVID-19 loans at June 30, 2020 were scheduled to return to normal payments during the fourth quarter. Management believes that COVID-19 deferred loans may have higher than normal default rates in the future and in our evaluation of the deferred loan portfolio, management considered the length of the deferral period, the type and amount of collateral and customer industries. As part of the analysis, the allowance model was stressed using potential delinquency rates for deferred loans. When most of the deferral periods end in the fourth quarter of 2020, we plan to use additional customer specific qualitative metrics in our ALLL calculation.

The Company has established a process for tracking loans during the deferral period. All COVID-19 deferred loans are reviewed each quarter. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change from accrual to non-accrual status) as deemed appropriate. As of September 30, 2020, there were no COVID-19 deferred loans deemed to be non-accrual or substandard based on reviews.

Management expects the COVID-19 deferred portfolio to decrease from $251.5 million or 16.8% of loans at September 30, 2020 to between 2% and 4 % by December 31, 2020. During October 2020, deferral customers began to return to normal payments as scheduled with very few exceptions. As of October 30, 2020, additional deferrals have only been granted to those clients in industries that have been the most negatively impacted by the pandemic. The local economy's resilience is due to its reliance on federal government spending.
Below are schedules that provide information on the COVID-19 deferred loans. The schedules summarize the COVID-19 loan modifications by loan portfolio, the amount of interest recognized but not received, monthly interest and principal deferral amounts, maturity or next payment due dates and the Banks's industry classification using the North American Industry Classification System ("NAICS"). The NAICS is the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.

COVID-19 Deferred Loans	September 30, 2020
(dollars in thousands)	Loan Balances	% of Deferred Loans	% of Gross Portfolio Loans	Number of Loans	Interest Recognized Not Received	Scheduled Monthly Principal	Scheduled Monthly Interest
Commercial real estate	$224,275	89.19%	14.98%	134	$4,015	$546	$806
Residential first mortgages	12,665	5.04%	0.85%	36	275	33	43
Residential rentals	7,598	3.02%	0.51%	27	196	31	34
Commercial loans	336	0.13%	0.02%	3	7	—	1
Consumer loans	1	0.00%	0.00%	1	—	—	—
Commercial equipment	6,600	2.62%	0.44%	49	89	115	24
Total	$251,475	100.00%	16.80%	250	$4,582	$725	$908

COVID-19 Deferred Loans - Next Payment Due by Month
(dollars in thousands)	Loan Balances	%	Number of Loans
October-20	$96,917	38.54%	109
November-20	121,588	48.35%	108
December-20	30,158	11.99%	27
January-21	2,812	1.12%	6
Total	$251,475	100.00%	250
The following tables show the deferred loans by NAICS Industry Category and the top 4 deferral Industries by Subcategory.

COVID-19 Deferred Loans by NAICS Industry
(dollars in thousands)	September 30, 2020	Number of Loans	% of Deferred Loans	% of Gross Portfolio Loans
Real Estate Rental and Leasing	$114,542	88	45.57%	7.65%
Accommodation and Food Services	43,281	18	17.21%	2.89%
Other Services (except Public Administration)	40,974	25	16.29%	2.74%
Health Care and Social Assistance	11,273	11	4.48%	0.75%
Professional, Scientific, and Technical Services	7,337	11	2.92%	0.49%
Construction	5,863	12	2.33%	0.39%
Arts, Entertainment, and Recreation	3,984	3	1.58%	0.27%
Transportation and Warehousing	4,285	15	1.70%	0.29%
Retail Trade	1,488	8	0.59%	0.10%
Educational Services	1,765	5	0.70%	0.12%
Other Industries, Residential Mortgages and Consumer **	16,683	54	6.63%	1.11%
Total	$251,475	250	100.00%	16.80%
** No NAICS code has been assigned.

COVID-19 Deferred Loans by Top Four NAICS Industries
(dollars in thousands)	September 30, 2020	Number of Loans
Real Estate Rental and Leasing
Lessors of Nonresidential Buildings	$94,382	50
Lessors of Residential Buildings and Dwellings	11,017	18
Other Activities Related to Real Estate	3,963	7
Lessors of Other Real Estate Property	3,506	6
General Rental Centers	830	3
Nonresidential Property Managers	600	2
Offices of Real Estate Agents and Brokers	126	1
Residential Property Managers	118	1
	$114,542	88

Accommodation and Food Services
Hotels (except Casino Hotels) and Motels	$34,095	9
Full-Service Restaurants	5,027	6
Limited-Service Restaurants	2,747	1
Caterers	1,412	2
	$43,281	18

Other Services (except Public Administration)
Religious Organizations	$28,607	16
Civic and Social Organizations	10,219	4
General Automotive Repair	848	1
Pet Care (except Veterinary) Services	661	3
Auto Body, Paint, & Interior Repair and Maintenance	639	1
	$40,974	25

Health Care and Social Assistance
Assisted Living Facilities for the Elderly	$9,129	3
Offices of Physicians (except Mental Health Specialists)	1,297	2
Offices of Dentists	824	5
Offices of Physical, Occupational and Speech Therapists, and Audiologists	23	1
	$11,273	11

Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $51,000 and did not increase in the first nine months of 2020. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. We will continue to monitor activity for potential increases in the off balance sheet reserve in the fourth quarter of 2020 and future quarters as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets decreased $10.0 million from $34.6 million at December 31, 2019 to $24.6 million at September 30, 2020. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's allowance methodology. Risk ratings information on COVID-19 deferred loans began to become an important indicator late third quarter of 2020. Reviews of COVID-19 deferred loans have indicated that most customers plan to resume normal payments in accordance with deferred loan terms. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2020, June 30, 2020, March 31, 2020 and December 31, 2019, 2018, 2017, and 2016, respectively:

(dollars in thousands)	As of
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016
Classified loans
Substandard	$20,602	$21,420	$27,151	$26,863	$32,226	$40,306	$30,463
Doubtful	—	—	—	—	—	—	137
Total classified loans	20,602	21,420	27,151	26,863	32,226	40,306	30,600
Special mention loans	2,440	1,025	1,045	—	—	96	—
Total classified and special mention loans	$23,042	$22,445	$28,196	$26,863	$32,226	$40,402	$30,600

Classified loans	20,602	21,420	27,151	26,863	32,226	40,306	30,600
Classified securities	—	—	—	—	482	651	883
Other real estate owned	3,998	3,695	6,338	7,773	8,111	9,341	7,763
Total classified assets	$24,600	$25,115	$33,489	$34,636	$40,819	$50,298	$39,246

Total classified assets as a percentage of total assets	1.15%	1.20%	1.83%	1.93%	2.42%	3.58%	2.94%
Total classified assets as a percentage of Risk Based Capital	11.89%	12.49%	17.00%	12.21%	21.54%	32.10%	26.13%

In the third quarter of 2020 classified loans decreased $6.3 million and $800,000 from $26.9 million and $21.4 million at December 31, 2019 and June 30, 2020 to $20.6 million at September 30, 2020. Two relationships were resolved for $5.1 million which accounted for the majority of the $6.3 million decline. Both relationships were classified as substandard and non-accrual.

Other Real Estate Owned
During the nine months ended September 30, 2020, OREO additions of $1.2 million consisted of a commercial lot with a contract expected to settle during the fourth quarter of 2020. OREO disposals of $2.8 million netted losses of $7,000 on disposals for the nine months ended September 30, 2020. To adjust properties to current appraised values, additions to the valuation allowance of $2.2 million were taken for the nine months ended September 30, 2020. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. Management remains focused on reducing OREO during 2020. See further discussion of expenses applicable to OREO under the caption “Noninterest Expense” in the Comparison of Results of Operations section of Management’s Discussion and Analysis.
Non-Performing Assets
Non-accrual loans and OREO to total gross portfolio loans and OREO decreased 14 basis points from 1.75% at December 31, 2019 to 1.61% at September 30, 2020. Non-accrual loans, OREO and TDRs to total assets decreased 30 basis points from 1.46% at December 31, 2019 to 1.16% at September 30, 2020.
Non-accrual loans increased $2.3 million from $17.9 million at December 31, 2019 to $20.1 million at September 30, 2020. The increase in non-accrual loans during the first nine months 2020 was largely the result of several substandard classified relationships that were performing before the COVID-19 crisis. Non-accrual loans of $2.9 million (14%) were current with all payments of principal and interest with specific reserves of $42,000 at September 30, 2020. Delinquent non-accrual loans were $17.2 million (86%) with specific reserves of $468,000 at September 30, 2020.

During the nine months ended September 30, 2020, the Company did not offer any COVID-19 deferrals to substandard credits and as of September 30, 2020 there were no non-accrual loans with approved COVID-19 loan deferrals not yet completed. All COVID-19 deferred loans were current prior to the COVID-19 crisis.
Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) increased $4.7 million from $13.3 million or 0.92% of portfolio loans, at December 31, 2019 to $18.1 million, or 1.21% of portfolio loans, at September 30, 2020. Early stage delinquency (31-89 days delinquent) increased modestly $289,000 from $549,000 at December 31, 2019 to $838,000 at September 30, 2020.

LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest-bearing deposits	$360,839	$241,174	$119,665	49.6%
Interest-bearing deposits	1,418,767	1,270,663	148,104	11.7%
Total deposits	1,779,606	1,511,837	267,769	17.7%
Short-term borrowings	—	5,000	(5,000)	—
Long-term debt	42,319	40,370	1,949	4.8%
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	85,893	—	85,893	n/a
Guaranteed preferred beneficial interest in
junior subordinated debentures (TRUPs)	12,000	12,000	—	—%
Subordinated notes - 6.25%	—	23,000	(23,000)	(100)%
Lease liabilities - operating leases	8,193	8,495	(302)	(3.6)%
Accrued expenses and other liabilities	16,576	15,340	1,236	8.1%
Total Liabilities	$1,944,587	$1,616,042	$328,545	20.3%
Funding
The Bank uses retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,768.6 million or 97.1% of funding at September 30, 2020 compared to $1,510.8 million or 97.0% of funding at December 31, 2019. Wholesale funding, which consists of FHLB advances and brokered deposits, was $53.3 million or 2.9% of funding at September 30, 2020 compared to $46.4 million or 3.0% of funding at December 31, 2019. The September 30, 2020 Federal Reserve Bank's PPPLF Program outstanding balance of $85.9 million is excluded from the preceding deposit and wholesale analysis.
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
Details of the Company’s deposit portfolio at September 30, 2020 and December 31, 2019 are presented below:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$360,839	20.28%	$241,174	15.95%
Interest-bearing:
Demand	635,176	35.69%	523,802	34.65%
Money market deposits	329,617	18.52%	283,438	18.75%
Savings	90,514	5.09%	69,254	4.58%
Certificates of deposit	363,460	20.42%	394,169	26.07%
Total interest-bearing	1,418,767	79.72%	1,270,663	84.05%

Total Deposits	$1,779,606	100.00%	$1,511,837	100.00%

Transaction accounts	$1,416,146	79.58%	$1,117,668	73.93%

Total deposits increased $267.8 million or 17.71% (23.6% annualized) at September 30, 2020 compared to December 31, 2019. The increase comprised of a $298.5 million increase to transaction deposits offsetting a $30.7 million decrease to time deposits.
The Bank typically experiences a reduction in transaction deposits during the first quarter as our customers use transaction account balances to pay expenses and taxes accrued in the prior year. In the first quarter of 2020, transaction deposits increased. During the second quarter deposit balances generally increase through the end of the year. The Bank continued to attract additional retail deposit customers during the first nine months of 2020. Non-interest-bearing demand deposits increased $119.7 million or 49.62% at September 30, 2020, representing 20.3% of deposits, compared to 15.95% of deposits at December 31, 2019. The Bank increased on-balance sheet liquidity in the first nine months as deposit balances increased compared to the prior year. Customer deposit balances increased due to new customer acquisitions as well as lower levels of consumer and business spending related to the COVID-19 pandemic.
The Bank increased retail deposits during the last two years as a result of the 2018 County First acquisition as well as growth in relationships with local municipal agencies and in core markets. The current year increase in deposits has been impacted by government stimulus programs. The Bank's municipal customers typically utilize treasury and cash management services involving multiple accounts as well as other services and products such as payroll, lock box services, positive pay, and automated clearing house transactions. Most of the municipal relationships’ balances are maintained in reciprocal deposits. Management believes that the diversity and complexity of products and services utilized, safeguards the stability of these relationships.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at September 30, 2020 were $19.0 million compared to $31.4 million at December 31, 2019. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to our customers.
STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
Total stockholders’ equity increased due to net income of $10.0 million, an increase in accumulated other comprehensive income of $3.3 million and net stock related activities in connection with stock-based compensation and ESOP activity of $225,000. These increases to stockholders’ equity were partially offset by common dividends paid of $2.1 million.
The Company had a book value per common share of $32.62 and $30.76, at September 30, 2020 and December 31, 2019, respectively. Tangible book value at September 30, 2020 and December 31, 2019 was $30.51 and $28.57. The Company’s ratio of tangible common equity to tangible assets decreased to 8.49% at September 30, 2020 from 9.44% at December 31, 2019 (see Non-GAAP reconciliation schedules). The Company’s Common Equity Tier 1 (“CET1”) ratio was 11.11% at September 30, 2020 and 11.11% at  December 31, 2019. The Company remains well capitalized at September 30, 2020 with a Tier 1 capital to average assets ("leverage ratio") of 9.73% at September 30, 2020 compared to 10.08% at December 31, 2019. In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans pledged under the PPPLF from the calculation of the leverage ratio. In addition, the interim final rule excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight.
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Common Stock at par of $0.01	$59	$59	$—	—%
Additional paid in capital	95,799	95,474	325	0.34%
Retained earnings	92,814	85,059	7,755	9.12%
Accumulated other comprehensive income	4,780	1,504	3,276	217.82%
Unearned ESOP shares	(602)	(602)	—	—%
Total Stockholders’ Equity	$192,850	$181,494	$11,356	6.26%
On December 31, 2019, the Company issued a total of 312,747 shares of its common stock, par value $0.01 in a private placement offering. The Company received net proceeds of $10.6 million after deal expenses. On February 15, 2020, the Company used the proceeds and a cash dividend from the Bank to redeem the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes.

On October 14, 2020, the Company issued $20.0 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due 2030, which will be treated as Tier 2 Capital at the Company. On October 15, 2020, the Company contributed $10.0 million of net proceeds from the Subordinated Notes offering to the Bank as Tier 1 Capital. If the Subordinated Notes were issued at September 30, 2020, Tier 2 Capital to risk weighted assets at the Company would have been approximately 14.32% and Tier 1 leverage and Tier 2 Capital to risk weighted assets at the Bank would have been approximately 10.03% and 13.44%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
The Company has no business other than holding the stock of the Bank and does not have significant operating cash needs, except for the payment of dividends declared on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
The Company evaluates capital resources by its ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update a three-year strategic capital plan. In developing its plan, the Company considers the impact to capital of asset growth, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing. Our capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Stockholders’ equity, or capital, is a measure of our net worth, soundness, and viability. At September 30, 2020, we continue to remain in a well-capitalized position. Stockholders’ equity at September 30, 2020 was $192.9 million, compared to $181.5 million at December 31, 2019.
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2020, and December 31, 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At September 30, 2020 and December 31, 2019, the Bank had $48.7 million and $96.6 million, respectively, in loan commitments outstanding. In addition, at September 30, 2020 and December 31, 2019, the Bank had $23.6 million and $22.3 million, respectively, in letters of credit and approximately $219.6 million and $230.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of September 30, 2020 and December 31, 2019 totaled $269.7 million, or 74.21% and $309.0 million, or 78.40%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends. A secondary source of liquidity is available lines of credit with the FHLB and other financial institutions. The Company uses wholesale funding to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.
As of September 30, 2020, the Company had loans and securities pledged or in safekeeping at FHLB with a collateral value of $460.1 million. The Company had $241.5 million in loan collateral and $218.6 million of AFS securities collateral, partially offset by FHLB outstanding advances of $42.3 million, FHLB letters of credit of $43.0 million, and amounts pledged to municipalities of $49.5 million, resulting in total available collateral for FHLB borrowings of $325.3 million at September 30, 2020. The Bank used the Federal Reserve PPPLF to fund SBA PPP loans to ensure available borrowing availability from the FHLB was not impacted. Federal Reserve PPPLF advances are non-recourse and receive 100% value for the pledged PPP loan collateral. The SBA PPP loans that are pledged to the PPPLF are excluded from the leverage ratio according to regulatory policy.
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
The Company’s net loan to deposit ratio decreased from 95.6% at December 31, 2019 and to 90.3% at September 30, 2020 (this ratio includes all net loans and deposits at September 30, 2020, including U.S. SBA PPP loans).
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
Cash and cash equivalents as of September 30, 2020 totaled $187.7 million, an increase of $155.2 million from the December 31, 2019 total of $32.5 million. Ending cash balances increased primarily due to increases in net deposits, proceeds from long-term debt, and proceeds from sales and principal payments on investment securities. These increases were partially offset by the excess of loan originations over principal collected, the purchase of investment securities, and the payment of long-term debt and subordinated notes. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.
During the nine months ended September 30, 2020, all financing activities provided $325.5 million in cash compared to $143.2 million in cash for the same period in 2019. The Company provided $182.2 million of additional cash from financing activities in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to $129.0 million in cash provided from long-term debt proceeds including $85.9 million in PPPL advances, increased net deposits of $137.4 million and $15.0 million from short term borrowings, offset by the payment of subordinated notes of $23.0 million, payments of long-term debt of $76.1 million, and an increase in dividends paid of $111,000.
During the nine months ended September 30, 2020 all investing activities used $190.2 million in cash compared to $71.7 million in cash used for the same period in 2019. The increase in cash used of $118.6 million was primarily the result of purchases of investment securities and cash used for the funding of loans originated, which increased $89.2 million and $150.3 million from $18.1 million and $346.8 million, respectively, for the nine months ended September 30, 2019 to $107.4 million

$497.2 million, respectively, for the nine months ended September 30, 2020. Cash used decreased as principal received on loans for the nine months ended September 30, 2020 increased over the prior year comparable period. Principal collected on loans increased $45.9 million from $274.9 million from the nine months ended September 30, 2019 to $320.8 million for the nine months ended September 30, 2020. Cash used decreased $64.1 million and $14.9 million, respectively, as proceeds from the sales and principal payments of available for sale securities for the nine months ended September 30, 2020 increased over the prior year comparable period.
Operating activities provided cash of $20.0 million, or $7.9 million more cash, for the nine months ended September 30, 2020, compared to $12.1 million of cash provided for the same period of 2019.
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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At September 30, 2020 and December 31, 2019, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. In the third quarter of 2020 the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at September 30, 2020, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.

The below schedule estimates the changes in NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

September 30, 2020	(1.15)%	(0.15)%	(1.05)%
June 30, 2020	(4.30)%	(2.49)%	(3.77)%
March 31, 2020	(6.04)%	(2.28)%	(6.42)%
December 31, 2019	(8.06)%	(3.21)%	(2.50)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

September 30, 2020	21.00%	13.00%	(20.00)%
June 30, 2020	8.30%	5.45%	17.35%
March 31, 2020	0.66%	3.06%	22.26%
December 31, 2019	2.44%	0.90%	21.92%

ITEM 4 - CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
In the normal course of business, the Company becomes involved in litigation arising from the banking, financial and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results or liquidity.
Item 1A - Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission on March 4, 2020, and in the Form 10-Q that we filed with the Securities and Exchange Commission on August 5, 2020. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in our Form 10-K filed on March 4, 2020 or our Form 10-Q filed on August 5, 2020.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)On May 4, 2015, the Board of Directors approved a repurchase plan (“2015 repurchase plan"). The 2015 repurchase plan authorized the repurchase of up to 250,000 shares of outstanding common stock. As of September 30, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase program. On October 20, 2020 the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock. The following schedule shows repurchases during the three months ended September 30, 2020.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	—	—	—	186,078
August 1 - 31, 2020	198	22.24	198	185,880
September 1 - 30, 2020	1,017	22.32	1,017	184,863
Total	1,215	22.31	1,215	184,863

Item 3 - Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None

Item 6 – Exhibits

Number	Description

3.2	Amended and Restated Bylaws of The Community Financial Corporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 20, 2020)

4.1
Indenture, dated as of October 14, 2020, by and between The Community Financial Corporation and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 14, 2020)

4.2
Form of 4.75% Fixed-to-Floating Rate Subordinated Note due 2030 of The Community Financial Corporation (Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to the Form 8-K filed on October 14, 2020)

10.1
Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchases identified therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 14, 2020)

10.2
Form of Registration Rights Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on October 14, 2020)

31	Rule 13a‑14(a) Certifications

32	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language):
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

THE COMMUNITY FINANCIAL CORPORATION

Date: November 3, 2020	By:	/s/ William J. Pasenelli
William J. Pasenelli
President and Chief Executive Officer

Date: November 3, 2020	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer