Form 10-K
period 2020-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2021-03-04
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $120.00 million based on the closing price $23.47 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.
The number of shares of Registrant's Common Stock outstanding as of March 1, 2021 was 5,899,656.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

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
Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of any shelter in place orders and restrictions on travel, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations, the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates; acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and costs savings from, and limit any unexpected liabilities associated with, any business combinations; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, the ability of businesses to remain viable and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the effect of the recent presidential election and of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; the uncertainties associated with newly developed or acquired operations; the outcome of litigation that may arise; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in this Annual Report on Form 10-K for the Year Ended December 31, 2020, and in the Company’s other Reports filed with the Securities and Exchange Commission (the “SEC”).
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
The Company’s income is primarily earned from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits. One of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread. In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.
Our customer focus is to serve small and medium sized commercial businesses as well as local municipal agencies and not-for-profits. Relationship teams provide customers with specific banker contacts and a support team to address product and service demands. The Bank believes that its ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Our structure provides a consistent and superior level of professional service and excelling at customer service is a critical part of our culture. The Bank’s marketing is directed towards increasing its balances of transactional deposit accounts. The Bank believes that increases in these account types will lessen the Bank’s dependence on higher-cost funding, such as certificates of deposit and borrowings.
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
The presence of several major federal facilities located within the Bank’s footprint and in adjoining counties contribute to economic activity. Major federal facilities include the Patuxent River Naval Air Station in St. Mary’s County, the Indian Head Division, Naval Surface Warfare Center in Charles County and the Naval Surface Warfare–Naval Support Facility in King George County. In addition, there are several major federal facilities located in adjoining markets including Andrews Air Force Base and Defense Intelligence Agency & Defense Intelligence Analysis Center in Prince Georges County, Maryland and the U.S. Marine Base Quantico, Drug Enforcement Administration Quantico facility and Federal Bureau of Investigation Quantico facility in Prince William County, Virginia. These facilities directly employ thousands of local employees and serve as an important contributor to the region’s overall economic health. The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector.
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
The local economy strengthened and expanded in 2019 and in early 2020. Economic improvement had resulted in many positive economic trends such as low unemployment, high consumer confidence, increased housing development and stable housing prices. Beginning in the second quarter of 2020, and for the balance of the year, the COVID-19 pandemic created uncertainty around sustainable employment, the effects of a remote workplace, the impact of government stimulus, wage growth and the strength of the dollar. Financial markets have reacted with increased volatility caused by heightened uncertainty. Commercial activity and GDP growth have been and continue to be constrained. The Company's results of operations and financial condition have been impacted by the COVID-19 pandemic and could adversely affect the Company's future performance.
In response to the likely effects on the economy of the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25% during 2020. The sharp decline in interest rates in 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. In 2020, due to a slightly liability-sensitive balance sheet, the Company increased its net interest margin. Net interest margin increased from 3.29% for the three months ended December 31, 2019 to 3.40% for the three months ended December 31, 2020.

Prior to the economic effect of the COVID-19 pandemic, the region’s unemployment rate had remained below the national average for the last several years. Currently, while the region's unemployment rate has increased significantly, it is still below the national average. The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to lower unemployment compared to the nation as a whole. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health. In addition, the Bank’s proximity to Washington DC, Annapolis, Northern Virginia and Prince George County has provided the Bank with additional loan and deposit opportunities. These opportunities have positively impacted the Bank’s organic growth.
The impact of government shutdowns or sequestration is more acutely felt in the Bank’s footprint than in the rest of the United States. In addition to the temporary economic impact to government employees, the Bank’s business customers, which include government contractors that directly support the federal government and small businesses that indirectly support the government and its employees, can be impacted with permanent losses of revenue. A prolonged shutdown or a lack of confidence in the federal government’s ability to fund its operations could have an impact to spending and investments in the Company’s footprint. The economic health of the region, while stabilized by the influence of the federal government, is not solely dependent on this sector. Unemployment rates and household income in the Company’s footprint have historically performed better than the national averages.
Overall, management is encouraged by the strength of our local economy.
Lending Activities
General
The Bank offers a wide variety of real estate and commercial loans. The Bank’s lending activities include commercial real estate loans, loans secured by residential rental property, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. Most of the Bank’s customers are residents of or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses as well as not-for-profits in Southern Maryland, the Annapolis and Prince George's County areas of Maryland and the greater Fredericksburg area of Virginia. For a description of the risk characteristics of the Bank's loan portfolio segments refer to Note 3 of the Consolidated Financial Statements.
Commercial Real Estate ("CRE") and Other Non-Residential Real Estate Loans
The permanent financing of commercial and other improved real estate projects, including office, medical and professional buildings, retail locations, churches, and other special purpose buildings, is the largest component of the Bank’s loan portfolio. The CRE portfolio includes commercial construction that converts after the completion of construction to permanent financing.
Commercial real estate loans are secured by real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index, London Interbank Offered Rate ("LIBOR") or other indices. The Company plans to begin transitioning loans referenced to LIBOR to the Secured Overnight Financing Rate ("SOFR") during 2021. The great majority of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area.
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
The Bank buys residential first mortgages from other financial institutions. The third-party sources allow the Company to maintain a well-diversified residential portfolio while addressing the credit needs of the communities in its footprint. The Bank’s practice has been to purchase individual residential first mortgage loans as well as the right to service the loans acquired. The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance).
Residential first mortgage loans with loan-to-value ratios in excess of 80% generally carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 10 loans with private mortgage insurance at December 31, 2020 and 2019. All improved real estate that serves as security for a loan made by the Bank must be insured. Insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the Bank’s indebtedness.
Longer-term fixed-rate and adjustable-rate residential mortgage loans are subject to greater interest-rate risk due to term and annual and lifetime limitations on interest rate adjustments. Adjustable mortgages are generally adjustable on one-, three-, five-, and seven-year terms with limitations on upward adjustments per re-pricing period and an upward cap over the life of the loan. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the increasing interest costs to the borrower.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. These loans are non-owner-occupied and secured by income-producing 1-4 family units and apartments. The Bank originates both fixed-rate and adjustable-rate residential rental first mortgages. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have initial contractual loan payments period ranging from three to 20 years. The primary securities on a residential rental loan are the property and the leases that produce income.
Loans secured by residential rental properties involve greater risks than 1-4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Payments on loans secured by residential rental properties are dependent on the successful operation of the properties and repayment of these loans may be subject to a greater extent to adverse conditions in the rental real estate market or the economy than similar owner-occupied properties.
Construction and Land Development Loans
The Bank offers loans to home builders for the construction of 1-4 family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to 80% of the lower of appraised value or the contract purchase price of the homes to be constructed. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank typically lends up to the lower of 75% of the appraised value or cost. The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing in the Bank’s market area.
The Bank’s investment in these loans has declined in recent years as the Bank has deemphasized this product line.

Construction and land development loans are inherently riskier than financing owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates made to complete the project. In addition, volatility in the real estate market can make it difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, a project’s value might be insufficient to assure full repayment. Construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.
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
Commercial Loans
The Bank offers its customers commercial loan products including term loans, demand loans, and lines of credit. Loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other collateral. The availability of funds for the repayment of commercial loans may depend on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely.
Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.
Commercial Equipment Loans
The Bank has an amortizing commercial equipment loan portfolio. These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other collateral. When making commercial equipment loans, the Bank considers the same factors it considers when underwriting a commercial business loan. Commercial loans are of higher risk than commercial real estate loans. The availability of funds for the repayment of commercial equipment loans may depend on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral equipment would make full recovery from the sale of collateral problematic.

Small Business Administration Payment Protection Program ("SBA PPP")
The U.S. SBA PPP loan was created to address economic hardships resulting from the COVID-19 pandemic. The program is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry a two-or five-year term at a 1% annual interest rate until the loan is either forgiven or paid. No credit issues are anticipated with SBA PPP loans as they are fully guaranteed by the Small Business Administration and the Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes all PPP loans were underwritten in accordance with the program's guidelines. The U.S. SBA PPP guidelines indicate that lenders may rely on certifications of the borrower in order to determine eligibility and to rely on specified documents provided by the borrower to determine qualifying loan amount and eligibility for forgiveness. The guidelines further specify that lenders will be held harmless for a borrowers’ failure to comply with program criteria.
Loan Originations, Purchases and Sales
The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to Bank guidelines. Loan processing functions are generally centralized except for small consumer loans.
Residential mortgages are purchased from third-party providers after reviewing loan documents, underwriting support, and completing other procedures.
Depending on market conditions, residential mortgage loans may be classified with the intent to sell to third parties. The Company sold no residential mortgage loans for the years ended December 31, 2020 and 2019.
To comply with internal and regulatory limits on loans to one borrower, the Bank may sell portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank may also buy loans or portions of loans from other lenders. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank’s portfolio.
Loan Approvals, Procedures and Authority
Loan approval authority is established by Board policy. The Credit Risk Committee (“CRC”) of the Board assists the Board in its oversight responsibilities. The Committee reviews the Bank’s credit risk management, including the significant policies, procedures and practices employed to manage credit risk, and provides recommendations to the Board on credit risk.
All loans and loan relationships that exceed the Bank’s in-house lending limit are required to be approved by at least three (3) members of the Bank’s CRC. In addition, the Board of Directors or the CRC approve all loans required to be approved by regulation, such as Regulation O loans or commercial loans to employees. The in-house lending guideline is approved by the Board and is less than the Bank’s legal lending limit.
The Officer’s Loan Committee ("OLC") consists of the following members of the Bank’s executive management; the Chief Executive Officer (“CEO”), President, Chief Business Officers of the Virginia and Maryland markets and the Senior Credit Officer ("SCO"). Three members of the OLC must approve all loans that meet the OLC threshold. Loans that fall below the OLC threshold are approved by the appropriate level of line and credit.
Loans to One Borrower
Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 100% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $21.0 million to any one borrower at December 31, 2020. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $33.0 million to any one borrower at December 31, 2020. At December 31, 2020, the largest amount outstanding and committed to any one borrower and borrower’s related interests was $20.7 million.

Loan Commitments
The Bank does not normally negotiate standby commitments for the construction and purchase of real estate. It has been the Bank’s experience that few commitments expire unfunded. Refer to Note 18 "Commitments and Contingencies" in the consolidated financial statements for more information.
Maturity of Loan Portfolio
See Management's Discussion and Analysis ("MD&A") for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2020.
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
Delinquencies
The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted, and payment is requested. If the delinquency continues, efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2020 and 2019, respectively, refer to Note 3 in the Consolidated Financial Statements.
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

Investment Activities
The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists of asset-backed mortgage-backed (“MBS”) and collateralized mortgage obligations (“CMOs”) and other securities issued by U.S. government agencies and government-sponsored enterprises (“GSEs”), including FNMA and FHLMC. The Bank also has holdings of privately issued mortgage-backed securities, U.S. Treasury obligations, municipal bonds and other equity and debt securities. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings.
The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as AFS and accounted for at fair value. In December 2019, the Company reclassified the HTM investment portfolio to the AFS investment portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. There were no HTM investments securities at December 31, 2020 and 2019. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see the MD&A and Notes 1 and 2 in the Consolidated Financial Statements.
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
Deposits
The Bank’s deposit products include savings, money market, demand deposit and time deposit accounts. Products and services for deposit customers include safe deposit boxes, night depositories, cash vaults, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, retail and business mobile banking, remote deposit capture, FDIC insured reciprocal deposits, merchant card services, credit monitoring, investment services, positive pay, payroll services, account reconciliation, bill pay, credit cards and lockbox. The Bank is a member of ACCEL, Master Card, Cirrus, Allpoint and Star ATM networks as well as the Bazing online membership discount program. As of December 31, 2020, the Bank operated 14 automated teller machines which includes two stand-alone locations.
For a discussion of deposits, see the MD&A and Notes 1 and 7 in the Consolidated Financial Statements.
Borrowings
Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank uses advances from the FHLB of Atlanta to supplement the supply of funds it may lend and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. Further, short-term credit facilities are available at the Federal Reserve Bank of Richmond and commercial banks. Long-term debt consists of adjustable-rate advances with rates based upon LIBOR (or SOFR), fixed-rate advances, and convertible advances. In addition, during 2020 the Bank added the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to provide liquidity support, if needed, to fund U.S. SBA PPP loans.
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
The Bank has one direct subsidiary, Community Mortgage Corporation of Tri-County, that is currently inactive. This corporation was formed in April 1997 as a wholly-owned subsidiary of the Bank to offer mortgage banking, brokerage, and other services to the public.
Human Capital
Our Mission and Culture
Community Bank’s mission is to exceed the expectations of our community, today and tomorrow. The Bank’s corporate culture is defined by core values which include integrity, accountability, professionalism, diversity, community-focused and communicative. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to the success of the Bank and Company.We believe that relations with our employees are good.
Employee Demographics
As of December 31, 2020, Community Bank employed 191 full and part time employees (189 full time equivalent employees) of which approximately 76% were women. Minorities represented approximately 22% of the Bank’s workforce. The Bank’s employees were not represented by a collective bargaining agreement.
The Company has no employees and reimburses the Bank for estimated expenses, including an allocation of salaries and benefits.
Diversity and Inclusion
We are committed to building a diverse workforce and an inclusive work environment which are supported by our culture and values. We strive to attract and retain employees with diverse characteristics, backgrounds and perspectives, which inspires our team to achieve more creative and innovative solutions for our customers. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. Our commitment to equal employment opportunities is demonstrated through an affirmative action plan which includes annual compensation analyses, ongoing reviews of our selection and hiring practices and an annual review of our plan to ensure we build and maintain a diverse workforce.
Compensation and Benefits
The Bank’s compensation and benefits package is designed to attract and retain a talented workforce. The Bank’s minimum wage for entry level positions is $15.00 per hour. In addition to salaries, benefits include a 401(k) plan with an employer matching contribution, an employee stock ownership plan, medical insurance benefits, paid short-term and long-term disability and life insurance, flexible spending accounts, tuition reimbursement, wellness benefits, paid time off, family leave and an employee assistance program.

Professional Development
The Bank invests in the growth of its employees by providing access to professional development and continuing education courses and seminars that are relevant to the banking industry and their job function within the Company. We offer our employees the opportunity to participate in various professional and leadership development programs. On-demand training opportunities include a variety of industry, technical, professional, business development, leadership and regulatory topics. Training to communicate the Bank’s culture, behavioral standards and expectations to employees is an important part of our training program.
Employee Health and Safety
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented unique challenges to maintain employee safety while continuing successful operations. To support our employees and customers during this time the Bank developed a pandemic response plan which established a phased approach for operating in the pandemic environment. The Bank greatly expanded remote work, established employee engagement and feedback initiatives to understand and respond to employee needs and concerns, broadened benefit offerings and established safety protocols regarding cleaning, personal hygiene and physical distancing to minimize the spread of illness in our work environments. The Bank did not furlough or lay-off any employees as a result of the pandemic.
Supervision and Regulation
Regulation of the Company
General
As a bank holding company, the Company is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.
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
The Maryland Financial Institutions Code provides that no bank holding company may acquire a Maryland bank holding company or a Maryland bank without the approval of the Commissioner. The Commissioner may deny approval of an application if the acquisition may (1) be detrimental to the safety and soundness of the Maryland bank holding company or Maryland bank to be acquired or (2) result in undue concentration of resources or a substantial reduction of competition in the state.
The Maryland Financial Institutions Code additionally prohibits any person from acquiring more than 25% of the outstanding voting shares of any class of securities of a Maryland bank or Maryland bank holding company, or directing the management or policies of any such entity, without the prior approval of the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution.
Dividend
The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems or that has inadequate capital to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation of the Bank – Capital Adequacy.”
Sources of Strength
The Dodd-Frank Act codified the source of strength doctrine requiring bank holding companies to serve as a source of strength for their depository subsidiaries, by providing capital, liquidity and other support in times of financial stress.
Stock Repurchases
A bank holding company is generally ~~is~~ required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption. This requirement does not apply to bank holding companies that are “well capitalized,” “well-managed” and are not the subject of any unresolved supervisory issues.

Capital Requirement
The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, the Company will not be subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.
Regulation of the Bank
General
The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”) and the FDIC.
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
Capital Adequacy
Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital contains capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income “AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (such as recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2020, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8% to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued providing for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The Bank has not elected to utilize the community bank leverage ratio alternative reporting framework.
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
Under the FDIC risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. The initial base assessment rate ranges from three to 30 basis points depending on the assessment category. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or its prudential banking regulator. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
Reserve Requirements
Under federal regulations, the Bank is required to maintain non-interest earning reserves against transaction accounts (primarily Negotiable Order of Withdrawal ("NOW") and regular checking accounts) require that the amounts be adjusted annually. Initially, for 2020: (i) a 3% reserve ratio was assessed on net transaction accounts up to and including $127.5 million; and (ii) a 10% reserve ratio was applied above $127.5 million with the first $16.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) exempted from the reserve requirements. However, on March 15, 2020, the Federal Reserve Board reduced the reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.
Transactions with Affiliates
The Bank, as a state nonmember bank, is limited in the amount of “covered transactions” with any affiliate. Covered transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2020, we had no transactions with affiliates.

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
Enforcement
The Commissioner has enforcement authority over Maryland banks. This includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court. The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the assessment of civil money penalties (or criminal penalties, in cases of financial institution crimes), the issuance of capital directive or a cease-and-desist order for the removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance.
Other Regulations
The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for 1-4 family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Bank Secrecy Act of 1970, requiring financial institutions to assist U.S. government agencies to detect and prevent money laundering;
•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The operations of the Bank also are subject to laws such as the:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

•Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;
•Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations requires banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering;
•The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and
•Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

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
Risks Related to the COVID-19 Pandemic
The widespread outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. The longer the pandemic persists, the more material the ultimate effects are likely to be.
The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Early in the pandemic, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though these early restrictions have generally been lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity and employment.
The pandemic has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. To date, the pandemic has:
•caused some of our borrowers to be unable to meet existing payment obligations, particularly those borrowers disproportionately affected by business shutdowns and travel restrictions, such as those operating in the hotel, restaurant and retail industries;
•required that we significantly increase the allowance for loan losses, which adversely impacted net income in 2020; and
•caused changes in consumer and business spending, borrowing and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers.
As a result of the pandemic, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to the following:
•Demand for our products and services may decline, making it difficult to grow assets and income;
•Credit losses resulting from financial stress being experienced by our borrowers and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
•Continued high levels of unemployment would likely result in loan delinquencies, problem assets, and foreclosures may increase, and increased charge-offs;
•Value of collateral for loans may decline, especially real estate, which could cause loan losses to increase;
•Our allowance for loan losses may need to be increased, particularly if our borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•Net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•As the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•A reduction in our quarterly cash dividend due to a material decrease in net income;
•Operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions;

•Reduced availability, productivity or loss of our employees or key executive officers;
•Increased cyber and payment fraud risk, as cybercriminals attempt to take advantage of increased online and remote activity;
•Prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•The inability of third party vendors to provide critical services due to the pandemic could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.
The longer the pandemic persists, the more pronounced the ultimate effects are likely to be. The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to manufacture and distribute those vaccines, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We have granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments we will experience an increase in non-accrual loans, which could adversely affect our earnings and financial condition.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act and subsequent legislation and regulatory guidance, we offered payment deferral programs for our business and individual customers who were adversely affected by the pandemic. Depending on the demonstrated need of the client, we deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. Through December 31, 2020, we had granted accommodations with respect to loans with a total value of approximately $280.8 million. As of December 31, 2020, $35.4 million loans remained subject to a payment accommodation, which represented 2.4% of gross portfolio loans. Upon the expiration of the deferral period, borrowers are required to resume making previously scheduled loan payments. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would need to be reversed. We anticipate that some borrowers may be unable to make timely loan payments after their deferral period ends, in which case their loans will be classified as non-accrual and we will begin collection activities. Non-performing loans and related charge-offs may increase significantly in 2021 as payment deferrals expire and the impact of government stimulus programs wanes. An increase in non-performing loans and charge-offs would cause us to increase our allowance for credit losses, which would adversely affect our earnings and financial condition.
Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if we choose not to, or are unable to, foreclose on collateral on a timely basis.
We suspended primary residential property foreclosure sales beginning in March 2020. Separately, governments have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. Maryland’s Governor has issued an Executive Order providing that until the COVID-19 state of emergency is terminated: (1) foreclosure sales will only be valid if the servicer had notified the borrower of their rights to request a forbearance, and (2) residential and commercial evictions are prohibited if the tenant can show they suffered a substantial loss of income. The District of Columbia has also imposed a moratorium on evictions. There is a risk that the value of collateral securing a non-accrual loan may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis.

We may experience losses, additional expense and reputational harm arising out of our origination of PPP loans.

We originated $140.9 million of PPP loans to over 971 borrowers. The vast majority of our PPP loans were made to existing borrowers or deposit customers and we have not recorded an allowance for loan losses on these loans due to the guarantee of the SBA . We may incur losses on some of our PPP loans if the loans are not forgiven, the borrowers default and the SBA does not honor its guarantee due to an error made by us in making the loan, the ineligibility of the borrower or otherwise. In addition, we may experience reputational harm arising out of our origination of PPP loans as a result of reports of borrower fraud, concerns about whether small businesses sufficiently benefited from the program, and government administration of the loan forgiveness process. Further, there have been lawsuits against other banks alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans and that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. We may experience additional expense and reputational harm arising out of our origination of PPP loans if we become subject to a similar lawsuit.
Credit Risks
Our increased emphasis on commercial lending may expose us to increased credit risks.
At December 31, 2020 and 2019, our loan portfolio included $1,049.1 million, or 69.8%, and $964.8 million, or 66.3%, respectively, of commercial real estate loans, $139.1 million, or 9.2%, and $123.6 million, or 8.5%, respectively, of residential rental loans, $52.9 million, or 3.5% and $63.1 million, or 4.3%, respectively of commercial business loans and $61.7 million, or 4.1% and $63.6 million, or 4.4%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than owner-occupied 1-4 family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to 1-4 family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a 1-4 family residential mortgage loan. At December 31, 2020 and 2019, $16.9 million, or 92.9% and $16.6 million, or 92.8%, respectively, of our non-accrual loans of $18.2 million and $17.9 million, respectively, consisted of commercial loans.
Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” referred to herein as the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory inquiry where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Additionally, in December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, that indicated the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, for reasons noted above or otherwise, the Company’s earnings could be adversely affected. At December 31, 2020, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 316.05% of the Bank’s total risk-based capital. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary.

We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
For the years ended December 31, 2020 and 2019, we recorded a provision for loan losses of $10.7 million and $2.1 million, respectively. We also recorded net loan charge-offs of $2.2 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. Our non-accrual loans, OREO and accruing TDRs aggregated $21.9 million, or 1.08% of total assets and $26.3 million, or 1.46% of total assets, respectively, at December 31, 2020 and 2019. Additionally, loans that were classified as special mention and substandard were $26.9 million and $26.9 million, respectively, at December 31, 2020 and 2019. We had no loans classified as doubtful or loss at December 31, 2020 and 2019. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.
Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. Additionally, our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, could have a material adverse effect on our financial condition and results of operations.
We may experience increased levels of non-performing loans, charge-offs and delinquencies, which would require additional increases in our provision for loan losses.
Credit risks are inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may not mitigate these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
Non-performing and classified assets could take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.
At December 31, 2020 and 2019, our non-accrual loans totaled $18.2 million, or 1.21% of our loan portfolio and $17.9 million, or 1.23% of our loan portfolio, respectively. At December 31, 2020 and 2019, our non-accrual loans, OREO and accruing TDRs totaled $21.9 million, or 1.08% of total assets and $26.3 million, or 1.46% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted, and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
At December 31, 2020 and 2019 our total classified assets were $22.4 million and $34.6 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our management’s ability to focus on opportunistic growth, potentially adversely impacting future profitability.

Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.
At December 31, 2020 and 2019, $133.8 million, or 8.9%, of our total loan portfolio, and $167.7 million, or 11.5%, of our total loan portfolio, respectively, consisted of owner-occupied 1-4 family residential mortgage loans. At December 31, 2020 and 2019, $29.1 million, or 1.9%, of our total loan portfolio and $36.1 million, or 2.5%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. Declines in the housing market could result in declines in real estate values in our market area. A decline in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
Our asset valuation methodologies, estimations and assumptions may be subject to differing interpretations and could result in changes to asset valuations that materially adversely affect our results of operations or financial condition.
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
Our marketplace is primarily in the counties of Charles, Calvert, St. Mary’s and Anne Arundel, Maryland and neighboring communities, and the Fredericksburg area of Virginia. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, DC metropolitan area. A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area which contribute to the local economy. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, DC area. Additionally, changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment, a reduction in federal government or military employment or programs or other factors beyond our control could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance. Declines in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.

Our deposit concentrations may subject us to additional liquidity and pricing risk.
Significant variations in deposit concentrations and pricing could have a material adverse effect on our business, financial condition and results of operations. We manage portfolio diversification through our asset/liability committee process. We occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. The aggregate amount of our top 25 deposit relationships were $503.3 million, or 28.0%, of our total assets at December 31, 2019 and $499.7 million, or 24.7% of our total assets at December 31, 2020. The FDIC’s examination policies require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2020, the Bank had two local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $238.8 million which represented 13.7% of total deposits of $1,745.6 million. At December 31, 2019, there were two municipal customer deposit relationships that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits of $1,511.8 million.
The replacement of deposit concentrations with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations.
The Company is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our stockholders, pay our obligations and meet our debt service requirements is derived from dividends received from the Bank. Future dividend payments by the Bank to ~~us~~ the Company will require generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends to the Company, the Company may not have the resources or cash flow to pay or meet all of its obligations.
Operational Risk
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet, mobile applications, and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We provide our customers with the ability to bank remotely, including over the Internet, mobile applications and the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Despite instituted safeguards and monitoring, our network could be vulnerable to unauthorized access, attacks by hackers, or breached due to employee error, malfeasance or other disruptions computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, physical and cyber security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business, revenues, financial condition and competitive position.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Sarbanes-Oxley requires our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal controls. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.
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
We depend on information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

The high volume of transactions processed by the Company exposes the Company to significant operational risks.
The Company relies on its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the Company’s internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. A breakdown in the Company’s internal control system, improper operation of systems or improper employee actions could result in material financial loss, the imposition of regulatory action, and damage to the Company’s reputation.
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
From time to time, we may exit an existing line of business or implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. When exiting a line of business or product we may have difficulty replacing the revenue stream and may have to take certain actions to make up for the line of business or product. If those sources are not available or the cost for such purchases increases our results of operations may be adversely affected. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. We also may face increased credit risk for new or certain loan products. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business and, our financial condition and results of operations.
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
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is net interest income divided by average interest-earning assets. Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to increase or decrease. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve” or the spread between short-term and long-term interest rates could also reduce our net interest margin. Our procedures for managing exposure to falling net interest income involve modeling possible scenarios of interest rate increases and decreases to interest-earning assets and interest-bearing liabilities.
Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans.
Changes to and replacement of the London InterBank Offered Rate ("LIBOR") Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
The Company has certain loans, investment securities and debt obligations whose interest rate is indexed to LIBOR. In 2017 the United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one-, three-, six- and 12-month LIBOR) after June 30, 2023. The Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates, may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. To mitigate the risks associated with the expected discontinuation of LIBOR, the Company has ceased originating LIBOR-linked residential mortgage loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the ISDA 2020 Fallbacks Protocol for interest rate swap agreements, and has updated or is in the process of updating our systems to accommodate SOFR-linked loans. In accordance with regulatory guidance, the Company intends to stop entering into new LIBOR transactions by the end of 2021.

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
The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on financial condition and results of operations.
FASB has adopted an accounting standard that will be effective for the Company’s first fiscal year after December 15, 2022 unless the Company chooses early adoption. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for incurred loan losses that are probable, which the Company expects will require it to increase its allowance for loan losses and will likely increase the data the Company will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.
We may be adversely affected by changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that could continue to have an impact on the banking industry, borrowers and the market for single family residential and multi-family residential real estate. Changes resultant of this legislation included: lower limits on the deductibility of mortgage interest on single family residential mortgages; the elimination of interest deductions for home equity loans; a limitation on deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. Such changes in the tax laws may have an adverse effect on the market for, and valuation of, single family residential properties and multifamily residential properties, and on the demand for such loans in the future. In addition, these changes may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership or multifamily residential property ownership becomes less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in the Company’s portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in the Company’s provision for loan losses. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could have a material adverse effect on the Company’s business, financial condition and results of operations.
Additionally, local, state or federal tax authorities may interpret laws and regulations differently from the Company and challenge tax positions that the Company has taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties or litigation costs that could have a material adverse effect on the Company’s operating results.

Impairment in the carrying value of goodwill and other intangible assets could negatively impact the Company’s financial condition and results of operations.
At December 31, 2020, goodwill and other intangible assets totaled $12.4 million. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on the Company’s financial condition and results of operations.
The Company’s accounting estimates, and risk management processes rely on analytical and forecasting models.
The processes that the Company uses to estimate its allowance for loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that the Company uses for determining its allowance for loan losses are inadequate, the allowance may not be sufficient to support future charge-offs. If the models that the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.
Regulatory Risk
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

We are subject to periodic examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.
The Company’s ability to pay dividends is limited by law.
The Company’s ability to pay dividends is governed by the policies and regulations of the Federal Reserve Board, which prohibits the payment of dividends under certain circumstances dependent on the Company’s financial condition and capital adequacy. The Company’s ability to pay dividends is also dependent on the receipt of dividends from the Bank. Federal regulations impose limitations on the payment of dividends and other capital distributions by the Bank. The Bank’s ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the FDIC. Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and, (2) may not declare dividends on its common stock until its surplus funds equals the amount of required capital stock, or if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings. Without the approval of the FDIC, a Federal Reserve nonmember bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years.
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
The CRA requires the Federal Reserve to assess the Bank’s performance in meeting the credit needs of the communities it serves, including low and moderate-income neighborhoods. If the Federal Reserve determines that the Bank needs to improve its performance or is in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for ~~a~~ consumer financial products or services, or the offering of a consumer financial product or service. The ongoing broad rule making powers of the CFPB have potential to significantly impact the operations of financial institutions offering consumer financial products or services.
A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions expansion activities, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Among other factors, these risks may be affected by:
•Operating results that vary from the expectations of our management or of securities analysts and investors;
•Developments in our business or in the financial services sector generally;
•Regulatory or legislative changes affecting our industry generally or our business and operations;
•Operating and securities price performance of companies that investors consider to be comparable to us;
•Changes in estimates or recommendations by securities analysts or rating agencies;
•Announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors;

•Changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations; and
•Significant fluctuations in the capital markets.
Economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.
We may issue additional common stock or other securities in the future which could dilute the ownership interest of existing shareholders or impact shareholder returns.
In order to maintain our capital at desired or regulatory-required levels, or to fund future growth including through acquisitions of other financial institutions, our board of directors may decide from time to time to issue additional shares of common or preferred stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common or preferred stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders. In addition, the issuance of certain debt that qualifies as regulatory capital could increase interest expense and impact profitability.
Strategic Risk
Our financial condition and results of operations could be negatively affected if we fail to timely and effectively execute or manage our strategic plan, particularly if we grow through acquisitions of other financial institutions. Combining acquired businesses may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of acquisitions may not be realized.
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
In implementing our strategic plan, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. No assurance can be given that we will be successful in this strategy. Future results of operations will be impacted by our ability to successfully integrate the operations of, and to retain the customers of, any acquired institutions. If we are unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, our results of operations could be negatively impacted. To the extent that we undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations during the integration period, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Integration efforts will also divert management attention and resources. These integration efforts could have an adverse effect on us during this transition period and for an undetermined period after completion of a transaction. Potential cost savings from any acquisition we undertake may not be realized or realized in the timeframe we expected.

Provisions of our articles of incorporation, bylaws and Maryland law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.
Provisions in our articles of incorporation and bylaws and Maryland corporate law could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: super majority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Maryland laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than the candidates nominated by our Board.
General Risk Factors
Strong competition within our market area could hurt our profits and slow growth.
Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. Our competition for loans and deposits includes banks, savings institutions, mortgage banking companies, credit unions and non-banking financial institutions. We compete with regional and national financial institutions that have a substantial presence in our market area, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources than we do. Furthermore, tax-exempt credit unions operate in our market area and aggressively price their products and services to a large portion of the market. This competition may make it more difficult for us to originate new loans and may force us to offer higher deposit rates than we currently offer. Price competition for loans and deposits might result in lower interest rates earned on our loans and higher interest rates paid on our deposits, which would reduce net interest income.
We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
As a community bank, our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be adversely affected.
Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.
The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, the Company’s market area. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; pandemics; natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

Societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on the Company’s customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as investor, consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Investors could determine not to invest in the Company’s stock due to various climate change related considerations. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the impacts of new laws and regulations or changes in investor, consumer or business behavior.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our headquarters are located in Waldorf, MD. As of December 31, 2020, the Bank operates 12 full services branches. See Note 5, "Premises and Equipment" in the Notes to the Consolidated Financial Statements for additional information.
The net book value of premises, which included land, building and improvements, totaled $18.8 million and $20.2 million, respectively, at December 31, 2020 and 2019.]

Branch Location	Address	Description	Owned or Leased
Bryans Road	8010 Matthews Road Bryans Road, MD 20616	Full service branch with drive-thru	Owned
Charlotte Hall	30165 Three Notch Rd Charlotte Hall, MD 20622	Full service branch with drive-thru	Land Leased Building Owned
Dunkirk	10321 Southern Maryland Blvd Dunkirk, MD 20754	Full service branch with drive-thru	Leased
Fredericksburg	10 Chatham Heights Road, Suite 104 Fredericksburg, VA 22405	Loan office and operations center	Leased
Fredericksburg - Downtown	425 William Street Fredericksburg, VA 22401	Full service branch with drive-thru	Owned
La Plata	101 Drury Dr La Plata, MD 20646	Full service branch with drive-thru	Owned
La Plata - Downtown	202 Centennial St La Plata, MD 20646	Full service branch with drive-thru and loan office	Owned
Leonardtown	25395 Point Lookout Rd Leonardtown, MD 20650	Full service branch with drive-thru and loan office	Owned
Lexington Park	22730 Three Notch Rd California, MD 20619	Full service branch with drive-thru	Owned
Lusby	11725 Rousby Hall Road Lusby, MD 20657	Full service branch with drive-thru	Land Leased Building Owned
Prince Frederick	200 Market Square Dr Prince Frederick, MD 20678	Full service branch with drive-thru	Land Leased Building Owned
Prince Frederick	995 N Prince Frederick Blvd, Suite 105 Prince Frederick, MD 20678	Loan office	Leased
St. Patrick's	20 St Patrick's Dr Waldorf, MD 20603	Full service branch with drive-thru	Land Leased Building Owned
Waldorf (Main Office)	3035 Leonardtown Rd Waldorf, MD 20601	Full service branch with drive-thru and operations center	Owned
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
Holders
The number of stockholders of record of the Company at March 1, 2021 was 752.
Dividends
During 2020, the Company declared and paid four quarters of dividends at $0.125 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter. On February 25, 2021, the Company’s Board of Directors approved a dividend of $0.15 per share, payable during the second quarter of 2021 to shareholders of record as of April 12, 2021.
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
Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2015 assuming reinvestment of all dividends paid into the stock or the index.
The graph and table were prepared assuming that $100 was invested on December 31, 2015, in the common stock and the securities included in the indexes.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
The Community Financial Corporation
NASDAQ Bank Index
NASDAQ Capital Market Composite

Source: Bloomberg	Year Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
The Community Financial Corporation	100.00	140.88	188.28	145.35	179.67	136.58
NASDAQ Bank Index	100.00	137.97	145.50	121.96	151.69	140.31
NASDAQ Capital Market Composite	100.00	114.62	133.94	113.40	134.88	202.62
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. The 2020 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of December 31, 2020, 290,037 shares were available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended December 31, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	—	$—	—	300,000
November 1-30, 2020	720	26.62	720	299,280
December 1-31, 2020	9,243	27.19	9,243	290,037
Total	9,963	$27.15	9,963	290,037

Item 6. Selected Financial Data
SUMMARY OF SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial data for the Company as of and for each of the five years ended December 31, 2020, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Annual 10-K report.

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
FINANCIAL CONDITION DATA
Total assets	$2,026,439	$1,797,536	$1,689,227	$1,405,961	$1,334,257
Loans receivable, net	1,594,075	1,445,109	1,337,129	1,140,615	1,079,519
Investment securities	251,167	213,065	220,884	167,531	162,280
Goodwill	10,835	10,835	10,835	—	—
Core deposit intangible	1,527	2,118	2,806	—	—
Deposits	1,745,602	1,511,837	1,429,629	1,106,237	1,038,825
Borrowings	27,302	45,370	55,436	142,998	144,559
Junior subordinated debentures	12,000	12,000	12,000	12,000	12,000
Subordinated notes - 4.75% and 6.25% **	19,526	23,000	23,000	23,000	23,000
Stockholders’ equity - common	198,013	181,494	154,482	109,957	104,426
OPERATING DATA
Interest and dividend income	$71,073	$72,453	$65,173	$53,570	$48,047
Interest expenses	10,156	18,919	14,286	10,182	8,142
Net interest income ("NII")	60,917	53,534	50,887	43,388	39,905
Provision for loan losses	10,700	2,130	1,405	1,010	2,359
NII after provision for loan losses	50,217	51,404	49,482	42,378	37,546
Noninterest income	8,416	5,766	4,068	4,041	3,796
Noninterest expenses	38,003	36,233	38,149	30,054	29,595
Income before income taxes	20,630	20,937	15,401	16,365	11,747
Income taxes	4,494	5,665	4,173	9,157	4,416
Net income	16,136	15,272	11,228	7,208	7,331
Income available to common shares	$16,136	$15,272	$11,228	$7,208	$7,331
**Company issued $20.0 million of 4.75% subordinated notes due 2030 on October 14, 2020 and $23.0 million of unsecured 6.25% subordinated notes on February 6, 2015. The $20.0 million 6.25% subordinated notes were redeemed on February 15, 2020.

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
COMMON SHARE DATA
Basic earnings per common share	$2.74	$2.75	$2.02	$1.56	$1.59
Diluted earnings per common share	2.74	2.75	2.02	1.56	1.59
Dividends declared per common share	0.50	0.50	0.40	0.40	0.40
Book value per common share	33.54	30.76	27.70	23.65	22.54
Tangible book value per common share (1)	31.45	28.57	25.25	—	—
Common shares outstanding at end of period	5,903,613	5,900,249	5,577,559	4,649,658	4,633,868
Basic weighted average common shares	5,892,269	5,560,588	5,550,510	4,627,776	4,599,502
Diluted weighted average common shares	5,893,559	5,560,588	5,550,510	4,629,228	4,599,502
OTHER DATA
Full-time equivalent employees	189	194	189	165	162
Full-service offices	12	12	12	11	12
Loan Production Offices	4	4	5	5	5
CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.56%	10.08%	9.50%	8.79%	9.02%
Tier 1 common capital to risk-weighted assets	11.47	11.11	10.36	9.51	9.54
Tier 1 capital to risk-weighted assets	12.23	11.91	11.23	10.53	10.62
Total risk-based capital to risk-weighted assets	14.69	14.16	13.68	13.40	13.60
Common equity to assets	9.77	10.10	9.15	7.82	7.83
Tangible common equity to tangible assets (1)	9.22	9.44	8.41	—	—

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
KEY OPERATING RATIOS
Return on average assets ("ROAA")	0.81%	0.88%	0.70%	0.52%	0.60%
Pre-tax Pre-Provision ROAA	1.58	1.32	1.22	1.31	1.15
Return on average common equity ("ROACE")	8.46	9.32	7.53	6.55	7.09
Pre-tax Pre-Provision ROACE	16.43	14.07	13.08	16.46	13.64
Return on Average Tangible Common Equity ("ROATCE")	9.39	10.60	8.87	6.55	7.09
Average total equity to average total assets	9.61	9.40	9.30	7.99	8.41
Interest rate spread	3.22	3.06	3.22	3.24	3.35
Net interest margin	3.36	3.31	3.43	3.37	3.48
Efficiency ratio (2)	54.81	61.10	69.42	63.37	67.72
Common dividend payout ratio	18.25	18.18	19.80	25.64	25.16
Non-interest expense to average assets	1.91	2.08	2.38	2.18	2.41
Net operating expense to average assets (3)	1.49	1.75	2.13	1.89	2.10
Avg. int-earning assets to avg. int-bearing liabilities	125.41	121.62	121.31	116.95	117.56
_______________________________________
(1) The Company had no intangible assets between 2016-2017. The acquisition of County First Bank in January 2018 added intangible assets for goodwill and core deposits.
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

(dollars in thousands, except per share amounts)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Total assets	$2,026,439	$1,797,536	$1,689,227	$1,405,961	$1,334,257
Less: intangible assets (1)
Goodwill	10,835	10,835	10,835	—	—
Core deposit intangible	1,527	2,118	2,806	—	—
Total intangible assets	12,362	12,953	13,641	—	—
Tangible assets	$2,014,077	$1,784,583	$1,675,586	$1,405,961	$1,334,257

Total common equity	$198,013	$181,494	$154,482	$109,957	$104,426
Less: intangible assets	12,362	12,953	13,641	—	—
Tangible common equity	$185,651	$168,541	$140,841	$109,957	$104,426

Common shares outstanding at end of period	5,903,613	5,900,249	5,577,559	4,649,658	4,633,868

GAAP common equity to assets	9.77%	10.10%	9.15%	7.82%	7.83%
Non-GAAP tangible common equity to tangible assets	9.22%	9.44%	8.41%	—%	—%

GAAP common book value per share	$33.54	$30.76	$27.70	$23.65	$22.54
Non-GAAP tangible common book value per share	$31.45	$28.57	$25.25	$—	$—
_______________________________________
(1) The Company had no intangible assets between 2016-2017. The acquisition of County First Bank in January 2018 added intangible assets for goodwill and core deposits.

RECONCILIATION OF GAAP AND NON-GAAP MEASURES

Pre-Tax Pre-Provision ("PTPP") Income, PTPP Return on Average Assets ("ROAA"), PTPP Return on Average Common Equity ("ROACE") and Return on Average Tangible Common Equity ("ROATCE")

We believe that pre-tax pre-provision income, which reflects our profitability before income taxes and loan loss provisions, allows investors to better assess our operating income and expenses in relation to our core operating revenue by removing the volatility that is associated with credit provisions and different state income tax rates for comparable institutions. We also believe that during a crisis such as the COVID-19 pandemic, this information is useful as the impact of the pandemic on the loan loss provisions of various institutions will likely vary based on the geography of the communities served by a particular institution.

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Net income (as reported)	$16,136	$15,272	$11,228	$7,208	$7,331
Merger and acquisition costs (net of tax)	—	—	2,693	724	—
Provision for loan losses	10,700	2,130	1,405	1,010	2,359
Income tax expenses	4,494	5,665	4,173	9,157	4,416
Non-GAAP PTPP income	$31,330	$23,067	$19,499	$18,099	$14,106

GAAP ROAA	0.81%	0.88%	0.70%	0.52%	0.60%
Pre-tax Pre-Provision ROAA	1.58%	1.32%	1.22%	1.31%	1.15%

GAAP ROACE	8.46%	9.32%	7.53%	6.55%	7.09%
Pre-tax Pre-Provision ROACE	16.43%	14.07%	13.08%	16.46%	13.64%

Non-GAAP ROATCE (1)	9.39%	10.60%	8.87%	6.55%	7.09%

Average assets	$1,985,275	$1,743,448	$1,603,393	$1,376,983	$1,229,471
Average equity	$190,720	$163,936	$149,128	$109,979	$103,397
Average tangible common equity	$178,048	$150,622	$135,480	$109,979	$103,397
_______________________________________
(1) The Company had no intangible assets between 2016-2017. The acquisition of County First Bank in January 2018 added intangible assets for goodwill and core deposits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, goodwill impairment, the valuation of foreclosed real estate (OREO) and the valuation of deferred tax assets to be critical accounting policies.
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
The allowance for loan losses balance is an estimate based upon management’s evaluation of the loan portfolio. The allowance includes a specific and a general component. The specific component consists of management’s evaluation of impaired loans. Impairment is measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.
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

In establishing the general component of the allowance, management analyzes non-impaired loans in the portfolio including changes in the amount and type of loans. This analysis includes trends by portfolio segment in charge-offs, delinquency, classified loans, loan concentrations and the rate of portfolio segment growth. Qualitative factors also include an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends. Based upon this analysis a loss factor is applied to each loan category and the Bank adjusts the loan loss allowance by increasing or decreasing the provision for loan losses.
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
Goodwill
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually in the fourth quarter or on an interim basis if an event occurs or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Bank is the only reporting unit of the Company with intangible assets.
In the third quarter of 2020, management determined that the COVID-19 pandemic and its impact on the banking industry was deemed a triggering event that required an interim impairment test for goodwill. Management engaged an independent consultant to assist management with a quantitative goodwill impairment analysis as of September 15, 2020 ("the measurement date"). The impairment analysis used both market and income approaches. The market approach used transaction and control premium analyses and compared resulting valuations both individually and to a selected peer group. The income approach analyzed discounted cash flows. The results of the methods were weighted to determine an overall value. The calculation of the goodwill impairment involves significant estimates and subjective assumptions which require a high degree of management judgment. Significant estimates and assumptions included, but were not limited to, projected profitability ratios, discount rates, cash flows projections, selection and evaluation of control premiums in appropriate market transactions and selection of peers.
Management concluded that goodwill was not impaired as of the measurement date. Management performed an annual analysis during the fourth quarter, as there were no changes in the Company's financial statements or operations that would indicate that it was more likely than not that goodwill was impaired subsequent to the measurement date, management concluded that goodwill was not impaired as of December 31, 2020.
It is possible that the length and severity of the COVID-19 crisis could cause the Company's goodwill to become impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings in that quarter. Such a charge would have no impact on tangible capital or regulatory capital.
For additional information regarding goodwill, refer to Notes 1 and 4 of the Consolidated Financial Statements.
Other Real Estate Owned (“OREO”)
The Company maintains a valuation allowance on OREO. As with the allowance for loan losses, the valuation allowance on OREO is based on FASB ASC 450 “Contingencies,” as well as the accounting guidance on impairment of long-lived assets. These statements require the Company to establish a valuation allowance when it has determined that the carrying amount of a foreclosed asset exceeds its fair value. Fair value of a foreclosed asset is measured by the cash flows expected to be realized from its subsequent disposition. These cash flows include the costs of selling or otherwise disposing of the asset.

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

COMPARISON OF RESULTS OF OPERATIONS
A comparison of the results of operations for the years ended December 31, 2020, and December 31, 2019 is presented below.
Summary Financial Results
The COVID-19 pandemic presented both economic and operational challenges in 2020. Despite these challenges, the Company's 2020 operating results were strong. Our core profitability increased from a stable net interest margin primarily due to improved funding composition, increased non-interest income from additional products and services and expense control. The Company addressed COVID-19 credit concerns by increasing the allowance for loan losses, resolving multiple OREO assets and adding subordinated debt to strengthen regulatory capital. We helped our community and customers navigate economic uncertainty by originating U.S. Small Business Administration Paycheck Protection Program loans ("SBA PPP") and providing payment deferrals on our own portfolio loans.
We believe current market disruptions caused by both the COVID-19 pandemic and industry consolidation will provide opportunities for continued organic growth in 2021. The addition of new customers during 2020, continued our success in increasing lower cost transaction deposits in every year the last five years. Non-interest-bearing accounts and transaction accounts increased to 20.7% and 79.7% of deposits at December 31, 2020 from 16.0% and 73.9% at December 31, 2019.
Net income for the year ended December 31, 2020 was $16.1 million or $2.74 per diluted share compared to net income of $15.3 million or $2.75 per diluted share for the year ended December 31, 2019. The Company’s ROAA and ROACE were 0.81% and 8.46% for the year ended December 31, 2020 compared to 0.88% and 9.32% for the year ended December 31, 2019. The Company's PTPP ROAA and PTPP ROACE were 1.58% and 16.43% for the year ended December 31, 2020 compared to 1.32% and 14.07% for the year ended December 31, 2019.
Increased earnings in 2020 were the result of improving Bank's funding composition of interest-bearing liabilities, controlling operating costs, and organic loan growth. The $0.9 million increase to net income in 2020 compared to 2019 included increased net interest income and noninterest income of $7.4 million and $2.7 million, respectively, and a decreased income tax expense of $1.2 million. These additions to net income were partially offset by an increased loan loss provision of $8.6 million for the comparable periods and an increase in noninterest expense of $1.8 million.
Net interest income increased in 2020 as funding costs decreased faster than interest-earning asset yields fell. The economic uncertainty of the COVID-19 pandemic increased the provision for loan losses and noninterest expense. The increase in noninterest expense was primarily attributable to OREO valuation adjustments in connection with sales. Noninterest income increased primarily due to gains on the sale of investment securities and interest rate protection referral fee income. The decrease in income tax expense was due to a change in the Company's state tax apportionment approach that was implemented in the first quarter of 2020 as well as lower pre-tax income.
The Company’s efficiency ratio improved from 61.10% for the year ended December 31, 2019 to 54.81% for the year ended December 31, 2020, as a result of our continued focus on expense control and increased non-interest income. Management believes it is important to continue to focus on creating additional operating leverage in the present low interest rate environment.
The expansion of the Bank's technology platforms over the last several years was instrumental in slowing the growth of expenses and increasing profitability. Our technology strategy goals include: protecting the data integrity of our platforms and customer information; enhancing operating efficiency; permitting management to quickly respond to unforeseen technology opportunities and challenges, such as our COVID-19 related employee transition to a remote work environment; and providing an improved experience for our digital customers, which has helped us expand our customer deposit base.
The following were balance sheet financial highlights for 2020:
•Gross loans increased 11.0% or $160.4 million to $1,614.6 million at December 31, 2020. The increase was driven by our participation in SBA PPP as well as $84.4 million of growth in our commercial real estate loan portfolio.
•The ALLL increased to $19.4 million or 1.3% of portfolio loans at December 31, 2020 compared to $10.9 million or 0.8% of portfolio at December 31, 2019. Economic uncertainty from the COVID-19 pandemic resulted in the Company increasing provision expense to $10.7 million in 2020 from $2.1 million in 2019.

•At December 31, 2020, COVID-19 deferred loans were $35.4 million, 1.75% of assets, or 2.35% of gross loans, excluding SBA PPP loans.
•Non-performing assets improved in 2020 comparing December 31, 2020 to December 31, 2019:
◦Classified assets as a percentage of assets decreased 83 basis points to 1.10%.
◦Non-accrual loans, OREO and TDRs to total assets decreased 38 basis points to 1.08%.
•Total deposits increased $233.8 million or 15.5% to $1,745.6 million at December 31, 2020, which included an increase in transaction accounts of $274.1 million and a decrease in time deposits of $40.3 million. Transaction deposit accounts increased to 79.7% of deposits at December 31, 2020 from 73.9% at December 31, 2019.
•Liquidity increased in 2020 primarily due to the growth in transaction deposits which was partially offset by a reduction in time deposits. The Company’s net loan to deposit ratio has decreased from 95.6% at December 31, 2019 to 91.3% at December 31, 2020. The Company used available on-balance sheet liquidity during 2020 to fund loans, increase investments and pay down wholesale funding. In the fourth quarter of 2020, the Company used excess liquidity to pay-off higher rate long term FHLB advances. The decrease in wholesale funding increased available off-balance sheet lines of credit.
•The Company redeemed and issued subordinated notes:
◦On February 15, 2020, the Company redeemed $23.0 million of 6.25% fixed-to-floating rate subordinated notes.
◦On October 14, 2020, the Company issued and sold $20.0 million 4.75% Fixed to Floating Rate Subordinated Notes due 2030. The Company contributed $10.0 million of the net proceeds to the Bank as Tier 1 Capital and may use the remainder of the net proceeds for general corporate purposes, to support bank regulatory capital ratios and for potential common stock share repurchases.
The following were balance sheet financial highlights for 2019:
•On December 31, 2019, the Company issued a total of 312,747 shares of its common stock, par value $0.01 in a private placement offering. The Company received net proceeds of $10.6 million after deal expenses.
•In the fourth quarter of 2019, the Company reclassified all HTM investments as AFS. The Company no longer intends to hold HTM investments. Management’s decision should improve interest rate risk management opportunities and increase available on-balance sheet liquidity. In addition, at the Bank’s current asset size, regulatory capital ratios will not be impacted as accumulated other comprehensive income (“AOCI”) is excluded.
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

Average Balances and Yields :
The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. There was $0.6 million and $0.9 million of accretion interest during the years ended December 31, 2020 and 2019, respectively.

	For the Years Ended December 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$993,478	$43,239	4.35%	$912,954	$43,016	4.71%
Residential first mortgages	159,265	5,229	3.28%	159,702	5,840	3.66%
Residential rentals	132,524	5,841	4.41%	121,912	6,186	5.07%
Construction and land development	37,930	1,795	4.73%	32,590	1,897	5.82%
Home equity and second mortgages	33,458	1,334	3.99%	36,330	2066	5.69%
Commercial and equipment loans	113,886	5,539	4.86%	118,399	6,538	5.52%
SBA PPP loans	90,345	2,704	2.99%	—	—	—%
Consumer loans	1,099	50	4.55%	920	59	6.41%
Allowance for loan losses	(15,681)	—	—%	(11,170)	—	—%
Loan portfolio	1,546,304	65,731	4.25%	1,371,637	65,602	4.78%
Taxable investment securities	214,187	4,832	2.26%	227,693	6,414	2.82%
Nontaxable investment securities	14,214	338	2.38%	—	—	—%
Interest-bearing deposits in other banks	19,444	110	0.57%	8,719	237	2.72%
Federal funds sold	20,890	62	0.30%	7,577	200	2.64%
Interest-Earning Assets ("IEAs")	1,815,039	71,073	3.92%	1,615,626	72,453	4.48%
Cash and cash equivalents	68,651			23,044
Goodwill	10,835			10,835
Core deposit intangible	1,837			2,479
Other assets	88,913			91,464
Total Assets	$1,985,275			$1,743,448

Average Balances and Yields : (Continued)

	For the Years Ended December 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	324,597	—	—%	226,964	—	—%
Interest-bearing deposits
Savings	84,463	85	0.10%	70,130	70	0.10%
Interest-bearing demand and money market accounts	850,023	2,386	0.28%	710,709	6,771	0.95%
Certificates of deposit	370,743	5,210	1.41%	448,924	8,537	1.90%
Total interest-bearing deposits	1,305,229	7,681	0.59%	1,229,763	15,378	1.25%
Total Deposits	1,629,826	7,681	0.47%	1,456,727	15,378	1.06%
Long-term debt	53,615	1373	2.56%	32,702	743	2.27%
Short-term borrowings	8,156	111	1.36%	30,965	774	2.50%
PPPLF Advance	60,360	211	0.35%	—	—	—%
Subordinated Notes	7,953	395	4.97%	23,000	1,438	6.25%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	385	3.21%	12,000	586	4.88%
Total Debt	142,084	2,475	1.74%	98,667	3,541	3.59%
Interest-Bearing Liabilities ("IBLs")	1,447,313	10,156	0.70%	1,328,430	18,919	1.42%
Total funds	1,771,910	10,156	0.57%	1,555,394	18,919	1.22%
Other liabilities	22,645			24,118
Stockholders' equity	190,720			163,936
Total Liabilities and Stockholders' Equity	1,985,275			1,743,448

Net interest income		60,917			53,534

Interest rate spread			3.22%			3.06%
Net yield on interest-earning assets			3.36%			3.31%
Avg. loans to avg. deposits			94.88%			94.16%
Avg. transaction deposits to total avg. deposits **			77.25%			69.18%
Ratio of average IEAs to average IBLs			125.41%			121.62%
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

Years Ended December 31, 2020 and December 31, 2019
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$7,425	$(7,296)	$129
Investment securities, federal funds sold and interest-bearing deposits	492	(2,001)	(1,509)
Total interest-earning assets	$7,917	$(9,297)	$(1,379)

Interest-bearing liabilities:
Savings	14	1	15
Interest-bearing demand and money market accounts	391	(4,776)	(4,385)
Certificates of deposit	(1,099)	(2,228)	(3,327)
Long-term debt	536	94	630
Short-term borrowings	(310)	(353)	(663)
PPPLF Advance	211	—	211
Subordinated notes	(747)	(296)	(1,043)
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(201)	(201)
Total interest-bearing liabilities	$(1,004)	$(7,759)	$(8,763)

Net change in net interest income	$8,921	$(1,538)	$7,384
Net interest income totaled $60.9 million for the year ended December 31, 2020, which represents a 13.8% increase from $53.5 million for the year ended December 31, 2019. Net interest income increased during 2020 compared to the prior year as the positive impacts of average interest-earning asset growth, income from SBA PPP loans and decreased funding costs outpaced the negative impacts of lower yields earned on loans and investments and growth in the average balances of interest-bearing liabilities. The Bank has increased lower cost transaction deposits in every year over the last five years, including during the pandemic. Non-interest bearing accounts and transaction accounts increased to 20.7% and 79.7% of deposits at December 31, 2020 from 16.0% and 73.9% at December 31, 2019.
Net interest margin of 3.36% for the year ended December 31, 2020, was five basis points higher than the 3.31% for the year ended December 31, 2019. Increased net interest margin resulted primarily from the Company's overall funding costs decreasing at a faster rate (65 basis points) than interest earning asset yields (56 basis points). The sharp decline in interest rates in 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. In addition, the continued improvement in the Bank's funding mix, replacing wholesale funding and time deposits in favor of transaction accounts helped margins expand slightly.
Average total earning assets increased 12.3%, for the year ended December 31, 2020 to $1,815.0 million compared to $1,615.6 million for the year ended December 31, 2019. Average loans increased a $174.7 million with growth in commercial real estate and other commercial loans, and SBA PPP program loans. Interest income decreased $1.4 million for the year ended December 31, 2020 compared to the same period of 2019. The decrease in interest income resulted from lower interest yields accounting for $9.3 million, partially offset by larger average balances of interest-earning assets contributing $7.9 million.
Average total interest-bearing liabilities increased 8.9%, for the year ended December 31, 2020 to $1,447.3 million compared to $1,328.4 million for the year ended December 31, 2019. Interest expense decreased $8.8 million for the year ended December 31, 2020 compared to the same period of 2019. Interest expense decreased $7.8 million due to lower interest rates and $1.0 million from increased balances of interest-bearing liabilities.
The Bank's success at increasing transaction accounts, and in particular the increases in noninterest-bearing accounts, was the most important factor in increasing net interest margin in 2020. In addition, the decrease in time deposits positively impacted margins. During the year ended December 31, 2020, average noninterest-bearing demand deposits increased $97.6 million, or 43.0% to $324.6 million. Average transaction accounts increased $251.3 million or 24.9% to $1,259.1 million from $1,007.8 million for the year ended December 31, 2019. During the same timeframe average time deposits decreased $78.2 million or 17.4%, to $370.7 million for the year ended December 31, 2020. Funding costs decreased at a faster rate as the percentage of funding coming from transaction accounts increased from 64.8% for the year ended December 31, 2019 to 71.1% for the year ended December 31, 2020.
Interest income accretion on acquired loans contributed $0.6 million and $0.9 million to interest income in 2020 and 2019, respectively. SBA loan fees and interest income contributed $2.7 million in 2020. Interest expense increased by $0.6 million due to prepayment fees recognized on the early repayment of $30.0 million of higher-rate long-term FHLB advances in the last six months of 2020.
Interest rates decreased in 2020 following the FOMC attempts to mitigate the impact of the COVID-19 pandemic on the U.S. economy. The FOMC reduced the Fed Funds rate from 1.75% at December 2019 to the current rate of 0.25% in March 2020. The below table illustrates how the Company's average rates responded during the five quarters ending December 31, 2020 and provides a summary of the Company's stable to slightly increasing margins throughout 2020:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Interest rate spread	3.29%	3.15%	3.21%	3.21%	3.05%
Net interest margin	3.40%	3.27%	3.34%	3.43%	3.29%
Loan Yields	4.25%	4.06%	4.17%	4.56%	4.70%
Cost of funds	0.42%	0.46%	0.54%	0.93%	1.14%
Cost of deposits	0.26%	0.37%	0.48%	0.82%	1.00%
Provision for Loan Losses
The following table shows the provision for loan losses for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2020	2019

Provision for loan losses	$10,700	$2,130
The provision for loan losses increased by $8.6 million for the year ended December 31, 2020. Net charge-offs remained stable decreasing from 0.16% of average loans for the year ended December 31, 2019 to 0.15% of average loans for the year ended December 31, 2020 as several relationships that were substandard prior to the pandemic were resolved in 2020. The increase in the loan loss provision during 2020 was mostly attributable to the economic effects of the COVID-19 pandemic and considered the potential impact of credit losses due to our loan payment deferral programs. The current year growth in the commercial loan portfolio also contributed to provision expense. No credit issues are anticipated with US SBA PPP loans as they are guaranteed by the SBA. The Bank's allowance for loan losses does not include an allowance for US SBA PPP loans.
See further discussion of the provision under the Asset Quality section in the Comparison of Financial Condition section of MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2020	2019	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$174	$335	$(161)	(48.1)%
Gain on sale of assets	6	—	6	—%
Net gains on sale of investment securities	1,384	226	1,158	512.4
Unrealized gain on equity securities	101	134	(33)	(24.6)%
Loss on premises and equipment held for sale	—	(1)	1	(100.0)
Income from bank owned life insurance	881	885	(4)	(0.5)%
Service charges	3,490	3,308	182	5.5%
Referral fee income	2,380	879	1,501	170.8
Total Noninterest Income	$8,416	$5,766	$2,650	46.0%
Noninterest income increased from 0.33% of average assets in 2019 to 0.42% of average assets in 2020. The largest increase was due to a $1.5 million increase in interest rate protection referral fee income from a new product the Bank offered commencing in mid-2019. During 2019, the Bank began referring customers to a third-party financial institution that offers interest rate protection for the length of a loan. This product has enabled the Bank to be more rate competitive with larger institutions in our market area without increasing interest rate risk.
During the year ended December 31, 2020, the Company recognized net gains of $1.4 million on the sale of 42 AFS securities with aggregate carrying values of $62.5 million. There were 20 sales of securities during the year ended December 31, 2019 for net gains of $0.2 million with aggregate carrying values of $31.6 million. The importance of managing interest-rate risks has been heightened during the last two years due to the Bank's improved on-balance sheet liquidity and increased interest rate volatility from up and down rates and a flattened yield curve.
Increased service charges of $0.2 million were due to a larger customer base and the growth in organic deposits. In addition, the Bank revamped its digital suite of retail deposit account product offerings in late 2019 and focused on adding more consumer checking accounts. The new product offerings have provided our business development teams additional resources to increase consumer checking accounts and have contributed to the Bank's 2020 success in increasing non-interest bearing checking accounts. Our increased focus on our retail suite of products has resulted in commercial customers encouraging their employees to Bank with us.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2020	2019	$ Change	% Change
Noninterest Expense
Compensation and benefits	$19,553	$20,445	$(892)	(4.4)%
OREO valuation allowance and expenses	3,200	963	2,237	232.3%
Sub-total	22,753	21,408	1,345	6.3%
Operating Expenses
Occupancy expense	3,010	3,101	(91)	(2.9)%
Advertising	525	762	(237)	(31.1)%
Data processing expense	3,671	3,048	623	20.4%
Professional fees	2,413	2,196	217	9.9%
Depreciation of premises and equipment	605	685	(80)	(11.7)%
Telephone communications	188	203	(15)	(7.4)%
Office supplies	120	149	(29)	(19.5)%
FDIC insurance	939	334	605	181.1%
Core deposit intangible amortization	591	688	(97)	(14.1)%
Other	3,188	3,659	(471)	(12.9)%
Total Operating Expenses	$15,250	$14,825	$425	2.9%
Total Noninterest Expense	$38,003	$36,233	$1,770	4.9%

The increase in non-interest expense for the comparable periods was primarily due to increased OREO expenses coupled with increased data processing expense, professional fees expense and FDIC insurance. The increases were partially offset by decreases in compensation and benefits, advertising and other expenses.
The following is a breakdown of OREO expense for the years ended December 31, 2020 and 2019:

(dollars in thousands)	Years Ended December 31,
	2020	2019	$ Change	% Change
Valuation allowance	$3,022	$901	$2,121	235.4%
Losses (gains) on dispositions	9	(188)	197	(104.8)%
Operating expenses	169	250	(81)	(32.4)%
	$3,200	$963	$2,237	232.3%
The increased OREO valuation allowance during the year ended December 31, 2020 was due to management's actions to timely resolve non-performing assets. OREO balances decreased from $7.8 million at December 31, 2019 to $3.1 million at December 31, 2020.
Compensation and benefits decreased 4.4% or $0.9 million to $19.6 million in 2020, primarily due to the deferral of $0.5 million of costs for US SBA PPP loans originated during the second and third quarters of 2020. The Bank's overall full time equivalent ("FTE") head count slightly fluctuated between 189 and 196 employees for the year ended December 31, 2020.
Data processing expense increased $0.6 million or 20.4% to $3.7 million primarily due to the Bank's continued investment in new technology. The Company's investments in technology have slowed the growth of FTEs and related expenses as the asset size of the Bank has increased.
Professional fees increased $0.2 million in 2020 compared to 2019 due to several strategic initiatives, including the implementation of new data systems, repayment and issuance of subordinated debt, and consulting services supporting CECL implementation and COVID-19 programs.

Advertising expense decreased in 2020 as management modified the marketing strategy in response to the COVID-19 pandemic. The increased FDIC insurance was the result of increased deposit balances in 2020 and credits totaling $0.3 million received in 2019 with no comparable credits in 2020. The 12.9% decrease in other expense was primarily due to a $0.3 million decrease in seminar and meetings expense due to COVID-19 travel and meeting restrictions that prohibited attendance at Company sponsored events and industry and professional seminars.
For the year ended December 31, 2020 the efficiency ratio and net operating expense to average asset ratio were 54.81% and 1.49%, respectively compared to 61.10% and 1.75%, respectively, for the year ended December 31, 2019. Management remains committed to controlling expenses through leveraging technology to employ scalable solutions.
Income Tax Expense
For the years ended December 31, 2020 and 2019, the Company recorded income tax expense of $4.5 million and $5.7 million, respectively.
The Company's consolidated effective tax rate for 2020 was 21.8% compared to a normalized effective rate of 25.4%. During the first quarter of 2020, the Company's changed its state tax apportionment approach and filed amended income tax returns which reduced consolidated income tax expense by $0.7 million. Management evaluated the tax provision and determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.
The following table shows a breakdown of income tax expense for the year ended December 31, 2020 split between the apportionment adjustment and a normalized 2020 income tax provision:

	For the Year Ended December 31, 2020
(dollars in thousands)	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(3.6)%
Income taxes before apportionment adjustment	5,237	25.4
Income tax expense as reported	$4,494	21.8%

Income before income taxes	$20,630
The Company’s consolidated effective tax rate was 27.06% for the year ended December 31, 2019, reflecting a first quarter net deferred tax adjustment related to the accounting treatment for acquired Bank Owned Life Insurance, which was partially offset by holding company expenses that are not deductible for state tax purposes.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2020 AND 2019
Assets
Total assets increased $228.9 million or 12.73% to $2.0 billion at December 31, 2020 compared to total assets of $1.8 billion at December 31, 2019 primarily due to increased net loans of $149.0 million with U.S. SBA PPP loans accounting for $108.0 million of the increase. Cash and cash equivalents increased $44.6 million, or 137.35%, to $77.1 million and total securities increased $38.1 million, or 17.88%, to $251.2 million. The differences in allocations between the cash and investment categories reflect both operational needs and excess liquidity that was not redeployed into loan originations.
Cash and Cash Equivalents
Cash and cash equivalents totaled $77.1 million at December 31, 2020, compared to $32.5 million at December 31, 2019. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
Investment securities and FHLB stock at December 31, 2020 and December 31, 2019, estimated fair value were $253.9 million and $216.5 million, respectively. In December 2019, the Company reclassified the HTM portfolio to the AFS portfolio. The Company held no HTM securities at December 31, 2020 and December 31, 2019. The Bank's primary reasons for the HTM reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity.
The following table sets forth the carrying value of the Company’s investment securities portfolio and FHLB of Atlanta stock at the dates indicated. FHLB of Atlanta stocks are carried at amortized cost and AFS securities are carried at fair value.

	At December 31,
(dollars in thousands)	2020	2019
Asset-backed securities:
Freddie Mac, Fannie Mae and Ginnie Mae	$162,400	$183,024
U.S. Agencies	—	9,733
Student Loan Trust ABSs	37,439	—
Other	288	371
Total asset-backed securities	200,127	193,128
Callable GSE Agency Bonds	—	2,002
Certificates of Deposit Fixed	—	250
U.S. Treasury Bills	1,500	1,489
Municipal bonds	44,478	11,318
Total investment securities available-for-sale	246,105	208,187
Other equity securities
Bond mutual funds	4,855	4,669
Corporate equity securities	207	209
Total investment securities	251,167	213,065
FHLB stock	2,777	3,447
Total investment securities and FHLB stock	$253,944	$216,512

The amortized cost of AFS investment securities by contractual maturity at December 31, 2020 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at December 31, 2020 are shown below.

December 31, 2020	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$23,082	1.91%	$40,396	1.78%	$44,717	1.54%	$50,618	1.33%	$158,813	$162,401
Asset-backed securities issued by Others	5,440	0.69%	9,522	0.69%	10,540	0.70%	11,931	0.71%	37,433	37,727
Municipal securities	6,143	3.17%	10,751	3.17%	11,901	3.17%	13,472	3.17%	42,267	44,477
U.S. Treasury bills	1,500	0.07%	—	—%	—	—%	—	—%	1,500	1,500
Total AFS investment securities	$36,165	1.91%	$60,669	1.86%	$67,158	1.85%	$76,021	2.20%	$240,013	$246,105
Credit Quality of Investments Securities
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS investment securities by carrying value at December 31, 2020 and December 31, 2019. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2020		December 31, 2019
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$220,757	AAA	$200,481
AA	25,059	AA	7,334
A	289	A	372
Total	$246,105	Total	$208,187

Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable.
The Company did not hold any noninvestment grade securities at December 31, 2020 and December 31, 2019. AFS securities are evaluated quarterly to determine whether a decline in their value is other than temporarily impaired ("OTTI"). No OTTI charge was recorded for the periods reported.
Gross unrealized losses at December 31, 2020 and December 31, 2019 for AFS securities were $0.4 million and $0.6 million, respectively, of amortized cost of $240.0 million and $206.1 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 66.8% or $160.3 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $37.1 million in student loan trusts, which represent 15.5% of the AFS investment portfolio, are 97% U.S. government guaranteed. At December 31, 2020, the Company also had $42.3 million or 17.6% of AFS investments in municipal bonds.

AFS asset-backed securities issued by GSEs and U.S. Agencies were guaranteed by their issuer as to credit risk and had average lives of 5.09 years and 4.39 years and average durations of 4.81 years and 3.94 years at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.47 years and an average duration of 6.14 years. AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 9.81 years and 9.51 years and an average duration of 8.53 years and 8.18 years at December 31, 2020 and December 31, 2019, respectively.
Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of the tri-county area in Southern Maryland and the greater Fredericksburg area in Virginia. The portfolio, which includes all loans except the U.S. SBA PPP loans, consists primarily of commercial and residential lending. Portfolio loans totaled $1,504.3 million as of December 31, 2020 and $1,454.2 million as of December 31, 2019. During 2020, the Bank experienced loan growth of $50.1 million or 3.4%. Growth in in the commercial portfolio~~s~~ was $91.1 million or 7.3% while the consumer portfolio declined by $41.0 million or 20.0%.
During 2020, the Company originated 971 U.S. SBA PPP loans with original balances of $140.9 million. As of December 31, 2020, there were 867 U.S. SBA PPP loans with outstanding balances of $110.3 million. The Company is presently assisting customers with forgiveness applications for outstanding loans as well as processing new loan applications for funding that became available in January 2021.
Our growth in commercial real estate and commercial portfolios has increased asset sensitivity over the last five years. Commercial real estate increased from 66.34% of gross loans at December 31, 2019 to 69.75% at December 31, 2020. The following is a breakdown of the Company’s loan portfolios as of the dates indicated:

(dollars in thousands)	At December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Portfolio Loans:
Commercial real estate	$1,049,147	69.8%	$964,777	66.3%	$878,016	65.2%	$727,314	63.2%	$667,105	61.2%
Residential first mortgages	133,779	8.9%	167,710	11.5%	156,709	11.6%	170,374	14.8%	171,004	15.7%
Residential rentals	139,059	9.2%	123,601	8.5%	124,298	9.2%	110,228	9.6%	101,897	9.4%
Construction and land development	37,520	2.5%	34,133	2.4%	29,705	2.2%	27,871	2.4%	36,934	3.4%
Home equity and second mortgages	29,129	1.9%	36,098	2.5%	35,561	2.6%	21,351	1.9%	21,399	2.0%
Commercial loans	52,921	3.5%	63,102	4.3%	71,680	5.3%	56,417	4.9%	50,484	4.6%
Consumer loans	1,027	0.1%	1,104	0.1%	751	0.1%	573	—%	422	—%
Commercial equipment	61,693	4.1%	63,647	4.4%	50,202	3.7%	35,916	3.1%	39,737	3.6%
Gross portfolio loans	1,504,275	100.0%	1,454,172	100.0%	1,346,922	100.0%	1,150,044	100.0%	1,088,982	100.0%
Less:
Net deferred costs	1,264	0.08%	1,879	0.13%	1,183	0.09%	1,086	0.09%	397	0.04%
Allowance for loan losses	(19,424)	(1.20)%	(10,942)	(0.75)%	(10,976)	(0.81)%	(10,515)	(0.91)%	(9,860)	(0.91)%
	(18,160)		(9,063)		(9,793)		(9,429)		(9,463)
Net portfolio loans	$1,486,115		$1,445,109		$1,337,129		$1,140,615		$1,079,519

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP) loans	$110,320		$—		$—		$—		$—
Net deferred fees	(2,360)		—		—		—		—
Net SBA PPP loans	$107,960		$—		$—		$—		$—

Total net loans	$1,594,075		$1,445,109		$1,337,129		$1,140,615		$1,079,519

Gross Loans	$1,614,595		$1,454,172		$1,346,922		$1,150,044		$1,088,982

Maturity of Loan Portfolio
The following table sets forth information at December 31, 2020 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2020
(dollars in thousands) Description of Asset	Due in one year or less	After one but within five years	After five years	Total
Real Estate Loans
Commercial	$111,766	$191,859	$745,522	$1,049,147
Residential first mortgage	6,979	24,066	102,734	133,779
Residential rentals	8,188	22,462	108,409	139,059
Construction and land development	29,690	7,830	—	37,520
Home equity and second mortgage	64	106	28,959	29,129
Commercial loans	52,921	—	—	52,921
Consumer loans	370	583	74	1,027
Commercial equipment	13,499	29,563	18,631	61,693
Total gross portfolio loans	$223,477	$276,469	$1,004,329	$1,504,275
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP) loans	73,675	36,645	—	110,320
Total gross loans	$297,152	$313,114	$1,004,329	$1,614,595
The following table sets forth the dollar amount of all loans due after one year from December 31, 2020, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2020	Fixed Rates	Floating or Adjustable Rates	Total
(dollars in thousands) Description of Asset
Real Estate Loans
Commercial	$138,235	$799,146	$937,381
Residential first mortgage	94,050	32,750	126,800
Residential rentals	18,293	112,578	130,871
Construction and land development	4,787	3,043	7,830
Home equity and second mortgage	129	28,936	29,065
Commercial loans	—	—	—
Consumer loans	657	—	657
Commercial equipment	40,078	8,116	48,194
Gross portfolio loans	$296,229	$984,569	$1,280,798
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP) loans	36,645	—	36,645
Gross loans	$332,874	$984,569	$1,317,443
Loan Concentrations

At December 31, 2020, commercial loans represented the largest component of the loan portfolio with a significant amount real estate secured. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.
Non-owner-occupied commercial real estate as a percentage of risk-based capital at December 31, 2020 and 2019 were $695.8 million or 316.05% and $639.1 million or 319.98%, respectively. Construction loans as a percentage of risk-based capital at December 31, 2020 and 2019 were $139.2 million or 63.24% and $147.2 million and 73.68%, respectively.

Asset Quality
The following table shows asset quality ratios at and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively:

(dollars in thousands, except per share amounts)	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
SELECTED ASSET QUALITY DATA
Gross portfolio loans	$1,504,275	$1,454,172	$1,346,922	$1,150,044	$1,088,982
Classified assets	22,358	34,636	40,819	50,298	39,246
Allowance for loan losses	19,424	10,942	10,976	10,515	9,860
Nonperforming loans (>=90 Days) (1)	11,965	12,778	11,110	2,483	7,705

Non-accrual loans (2)	18,222	17,857	19,282	4,693	8,374
Accruing troubled debt restructures (TDRs) (3)	572	650	6,676	10,021	10,448
Other Real Estate Owned (OREO)	3,109	7,773	8,111	9,341	7,763
Non-accrual loans, OREO and TDRs	$21,903	$26,280	$34,069	$24,055	$26,585
SELECTED ASSET QUALITY RATIOS
Classified assets to total assets	1.10%	1.93%	2.42%	3.58%	2.94%
Classified assets to risk-based capital	9.61	16.21	21.54	32.10	26.13
Allowance for loan losses to portfolio loans	1.29	0.75	0.81	0.91	0.91
Allowance for loan losses to non-accrual loans	106.60	61.28	56.92	224.06	117.75
Net charge-offs to avg. outstanding loans	0.15	0.16	0.07	0.03	0.11
Nonperforming loans to portfolio loans	0.80	0.88	0.82	0.22	0.71
Non-accrual loans to portfolio loans	1.21	1.23	1.43	0.41	0.77
Non-accrual loans and TDRs to portfolio loans	1.25	1.27	1.93	1.28	1.73
Non-accrual loans and OREO to total assets	1.05	1.43	1.62	1.00	1.21
Non-accrual loans, OREO and TDRs to total assets	1.08	1.46	2.02	1.71	1.99
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

COVID-19 Loan Programs
While the outbreak of COVID-19 adversely impacted a range of industries in the Company's footprint, we have taken steps to protect the health and well-being of our employees and customers and to assist customers who have been impacted by the COVID-19 pandemic. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. There have been additional clarifications to regulation and legislation since the original law was passed, including the December 2020 legislation that authorized another round of federal government funding for US SBA PPP loans.
During 2020 the Company originated 971 US SBA PPP loans with original balances of $140.9 million. As of December 31, 2020, US SBA PPP there were 867 loans with outstanding balances of $110.3 million. We are presently assisting our customers with the additional round of funding which began in January 2021. No credit issues are anticipated with US SBA PPP loans as they are guaranteed by the SBA and the Bank's allowance for loan loss does not include an allowance for US SBA PPP loans.
In April of 2020, the Company added COVID-19 payment deferral programs for impacted customers. The Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. As of December 31, 2020, $35.4 million or 2.4% of gross portfolio loans had deferral agreements. All COVID-19 deferred loans were current prior to the crisis and will not be considered delinquent loans or troubled debt restructures ("TDRs") upon completion of the modification agreements due to provisions in the CARES Act and regulations that permit U.S. financial institutions to temporarily suspend U.S. GAAP requirements to treat such loan modifications as TDRs.
Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change from accrual to non-accrual status) as deemed appropriate. At December 31, 2020, deferrals were reflected in the Company’s asset quality measures for credit classifications (i.e., pass, special mention, substandard, doubtful) and accrual status. As of December 31, 2020, there were $3.4 million of COVID-19 deferred loans deemed to be non-accrual and substandard based on reviews. Below are schedules that provide information on COVID-19 deferred loans as of December 31, 2020:

COVID-19 Deferred Loans	December 31, 2020			Accrual Loans		Non-Accrual Loans
(dollars in thousands)	Loan Balances	% of Deferred Loans	% of Gross Portfolio Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans
Commercial real estate	$29,883	84.45%	1.98%	$26,500	10	$3,382	4
Residential first mortgages	1,514	4.28%	0.10%	1,514	3	—	—
Commercial equipment	3,987	11.27%	0.27%	3,987	17	—	—
Total	$35,384	100.00%	2.35%	$32,001	30	$3,382	4

COVID-19 Deferred Loans - Next Payment Due By Month
(dollars in thousands)	Loan Balances	%	Number of Loans
February-21	$4,024	11.38%	5
March-21	8,956	25.31	5
April-21	638	1.80	3
May-21	4,123	11.65	3
June-21	12,821	36.23	5
July-21	1,317	3.72	2
December-21	3,505	9.91	11
Total	$35,384	100.00%	34

COVID-19 Deferred Loans by NAICS Industry			% of Deferred Loans	% of Gross Portfolio Loans
(dollars in thousands)	December 31, 2020	Number of Loans
Real Estate Rental and Leasing	$8,639	5	24.41%	0.57%
Accommodation and Food Services	17,210	5	48.64	1.14
Arts, Entertainment, and Recreation	3,716	4	10.50	0.25
Transportation and Warehousing	3,505	11	9.91	0.23
Retail Trade	395	5	1.12	0.03
Other Industries, Residential Mortgages and Consumer	1,919	4	5.42	0.13
Total	$35,384	34	100.00%	2.35%
Classified Assets and Special Mention Assets
In 2020, management expeditiously resolved non-performing or substandard credits that were not likely to become performing or passing credits in a reasonable timeframe. Management believes this approach is in the best long-term interest of the Company.
Classified assets decreased $12.3 million from $34.6 million at December 31, 2019 to $22.4 million at December 31, 2020 and as a percentage of assets and risk-based capital are the lowest for the periods presented. Management considers classified assets to be an important measure of asset quality. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2020, 2019, 2018, 2017 and 2016, respectively:

	As of
(dollars in thousands)	12/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016
Classified loans
Substandard	$19,249	$26,863	$32,226	$40,306	$30,463
Doubtful	—	—	—	—	137
Loss	—	—	—	—	—
Total classified loans	19,249	26,863	32,226	40,306	30,600
Special mention loans	7,672	—	—	96	—
Total classified and special mention loans	$26,921	$26,863	$32,226	$40,402	$30,600

Classified loans	$19,249	$26,863	$32,226	$40,306	$30,600
Classified securities	—	—	482	651	883
Other real estate owned	3,109	7,773	8,111	9,341	7,763
Total classified assets	$22,358	$34,636	$40,819	$50,298	$39,246

Total classified assets and special mention loans	$30,030	$34,636	$40,819	$50,394	$39,246

Total classified assets as a percentage of total assets	1.10%	1.93%	2.42%	3.58%	2.94%
Total classified assets as a percentage of Risk Based Capital	9.61%	16.21%	21.54%	32.10%	26.13%

Non-Performing Assets
The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial real estate	$16,612	$12,249	$14,632	$1,987	$2,371
Residential first mortgages	794	830	1,374	985	623
Residential rentals	275	937	963	825	577
Construction and land dev.	—	—	—	—	3,048
Home equity and second mortgages	495	448	147	257	61
Commercial loans	—	3,127	866	172	1,044
Commercial equipment	46	266	1,300	467	650
Total non-accrual loans (1)	18,222	17,857	19,282	4,693	8,374

OREO	3,109	7,773	8,111	9,341	7,763

TDRs: (1)
Commercial real estate	1,376	1,420	5,612	9,273	9,587
Residential first mortgages	247	64	66	527	545
Residential rentals (2)	—	—	216	221	227
Construction and land dev.	—	—	729	729	3,777
Home equity and second mortgages	—	—	—	—	872
Commercial loans	—	—	53	4	—
Commercial equipment	471	565	29	36	113
Total TDRs	2,094	2,049	6,705	10,790	15,121
Total Accrual TDRs	572	650	6,676	10,021	10,448

Total non-accrual loans, OREO and Accrual TDRs	$21,903	$26,280	$34,069	$24,055	$26,585

Interest income due at stated rates, but not recognized on non-accruals	$620	$537	$537	$185	$1,103
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
Non-accrual loans and OREO to total assets decreased from 1.43% at December 31, 2019 to 1.05% at December 31, 2020. Non-accrual loans, OREO and TDRs to total assets decreased from 1.46% at December 31, 2019 to 1.08% at December 31, 2020.

Non-accrual loans increased $0.4 million from $17.9 million at December 31, 2019 to $18.2 million at December 31, 2020. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Non-accrual loans are evaluated for impairment on a loan-by-loan basis in accordance with the Company’s impairment methodology.
At December 31, 2020, there were $6.3 million (34%) of non-accrual loans current with all payments of principal and interest with no impairment and $12.0 million (66%) of delinquent non-accrual loans with a total of $1.3 million specifically reserved. At December 31, 2019, there were $5.1 million (28%) of non-accrual loans current with all payments of principal and interest with no impairment and $12.8 million (72%) of delinquent non-accrual loans with a total of $0.5 million specifically reserved. Non-accrual loans at December 31, 2020 and 2019 included three TDRs totaling $1.5 million and $1.4 million, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $12.4 million and $11.7 million at December 31, 2020 and 2019, respectively. Interest due but not recognized on these balances at December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $5.8 million and $6.1 million at December 31, 2020 and 2019, respectively. Interest due but not recognized on these balances at December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively.
The following is a breakdown by loan classification of the Company's TDRs at December 31, 2020 and 2019.

(dollars in thousands)	December 31, 2020		December 31, 2019
	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,376	2	$1,420	3
Residential first mortgages	247	2	64	1
Commercial equipment	471	2	565	4
Total TDRs	$2,094	6	$2,049	8
Less: TDRs included in non-accrual loans	(1,522)	(3)	(1,399)	(3)
Total performing accrual TDR loans	$572	3	$650	5

Other Real Estate Owned
The following is a summary roll-forward of OREO activity for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of year	$7,773	$8,111
Additions of underlying property	1,240	3,567
Disposals of underlying property	(2,882)	(3,004)
Valuation allowance	(3,022)	(901)
Balance at end of period	$3,109	$7,773
The increased OREO valuation allowance during the year ended December 31, 2020 was due to management's actions to timely resolve non-performing assets. OREO balances decreased from $7.8 million at December 31, 2019 to $3.1 million at December 31, 2020. For additional information on OREO, refer to Note 6 of the Consolidated Financial Statements.
Allowance for Loan Losses
The following is a breakdown of the Company’s general and specific allowances as a percentage of gross loans at December 31, 2020 and 2019:

Breakdown of general and specific allowance as a percentage of gross portfolio loans (1)	December 31, 2020	December 31, 2019
General allowance	$18,068	$10,114
Specific allowance	1,356	828
	$19,424	$10,942
General allowance	1.20%	0.70%
Specific allowance	0.09%	0.06%
Allowance to gross portfolio loans	1.29%	0.75%

Allowance to non-acquired gross portfolio loans	1.35%	0.79%

Total acquired loans	$60,977	$77,078
Non-acquired loans**	$1,443,298	$1,377,094
Gross portfolio loans	$1,504,275	$1,454,172
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
(1) Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
The provision for loan losses increased $8.6 million to $10.7 million for the year ended December 31, 2020 compared to $2.1 million for the year ended December 31, 2019. Net charge-offs increased $54,000 from $2.2 million or 0.16% of average loans for the year ended December 31, 2019 to $2.2 million or 0.15% of average loans for the year ended December 31, 2020.
Economic uncertainty of the COVID-19 pandemic, the impact of our loan payment deferral programs and commercial real estate loan growth, increased the allowance as a percentage of loans by 54 basis points to 1.29% of gross portfolio loans at December 31, 2020 compared to 0.75% at December 31, 2019. No credit issues are anticipated with U.S. SBA PPP loans as they are guaranteed by the SBA and the Bank's allowance for loan loss does not include an allowance for U.S. SBA PPP loans.

Management believes that loans that were part of the COVID-19 deferral program in 2020 are more likely to default in the future and that the identification and resolution of specific problem credits could be delayed. Our evaluation of qualitative factors considered current and previously deferred loans, the length of the deferral period, the type and amount of collateral and customer industries.

Management believes that the allowance is adequate at December 31, 2020. The ALLL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as classified assets, were offset by increases in other qualitative factors, such as a downgrade in economic factors. The specific allowance is based on management’s estimate of realizable value for particular loans. For additional information regarding the allowance for loan losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.
The following table allocates the allowance for loan losses by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial real estate	$13,744	69.75%	$7,398	66.34%	$6,882	65.18%	$6,451	63.25%	$5,212	61.25%
Residential first mortgages	1,305	8.89%	464	11.53%	755	11.63%	1,144	14.81%	1,406	15.70%
Residential rentals	1,413	9.24%	397	8.50%	498	9.23%	512	9.58%	362	9.36%
Construction and land dev.	401	2.49%	273	2.35%	310	2.21%	462	2.42%	941	3.39%
Home equity and second mortgages	261	1.94%	149	2.48%	133	2.64%	162	1.86%	138	1.97%
Commercial loans	1,222	3.52%	1,086	4.34%	1,482	5.32%	1,013	4.91%	794	4.64%
Consumer loans	20	0.07%	10	0.08%	6	0.06%	7	0.05%	3	0.04%
Commercial equipment	1,058	4.10%	1,165	4.38%	910	3.73%	764	3.12%	1,004	3.65%
Total allowance for loan losses	$19,424	100.00%	$10,942	100.00%	$10,976	100.00%	$10,515	100.00%	$9,860	100.00%
(1) Percent of loans in each category to total portfolio loans

The following table sets forth an analysis of activity in the Bank’s allowance for loan losses for the periods indicated.

	At December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of period	$10,942	$10,976	$10,515	$9,860	$8,540
Charge-offs:
Commercial real estate	944	148	268	217	—
Residential first mortgages	—	—	115	—	—
Residential rentals	—	53	84	42	14
Construction and land dev.	—	329	—	26	526
Home equity and second mortgages	53	28	7	14	—
Commercial loans	1,027	1,127	94	13	594
Consumer loans	6	5	2	2	1
Commercial equipment	328	685	647	168	34
Total Charge-offs	2,358	2,375	1,217	482	1,169
Recoveries:
Commercial real estate	17	15	10	63	58
Residential rentals	—	46	—	—	—
Construction and land dev.	—	—	—	—	1
Home equity and second mortgages	9	6	18	1	5
Commercial loans	20	40	189	1	18
Consumer loans	—	2	—	—	—
Commercial equipment	94	102	56	62	48
Total Recoveries	140	211	273	127	130
Net Charge-offs	2,218	2,164	944	355	1,039
Provision for Loan Losses	10,700	2,130	1,405	1,010	2,359
Balance at end of period	$19,424	$10,942	$10,976	$10,515	$9,860

Allowance for loan losses to total portfolio loans (1)	1.29%	0.75%	0.81%	0.91%	0.91%
Net charge-offs to average portfolio loans	0.15%	0.16%	0.07%	0.03%	0.11%
(1) Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.

Liabilities
Deposits and Borrowings - Funding
The Bank uses both retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term borrowings and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,737.6 million or 98.0% of funding at December 31, 2020 compared to $1,510.8 million or 97.0% of funding at December 31, 2019. Wholesale funding, which consisted of FHLB advances and brokered deposits, was $35.3 million or 2.0% of funding at December 31, 2020 compared to $46.4 million or 3.0% of funding at December 31, 2019.
In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million at December 31, 2020 and 2019. On February 15, 2020, the Company redeemed the Company’s outstanding $23.0 million of 6.25% fixed-to-floating rate subordinated notes. On October 14, 2020, the Company issued $20.0 million of 4.75% fixed to floating subordinated notes.
The following is a breakdown of the Company’s deposit portfolio at December 31, 2020 and 2019:

	December 31,
(dollars in thousands)	2020	2019
Noninterest-bearing demand	$362,079	$241,174
Interest-bearing:
Demand	590,159	523,802
Money market deposits	340,725	283,438
Savings	98,783	69,254
Certificates of deposit	353,856	394,169
Total interest-bearing	1,383,523	1,270,663

Total Deposits	$1,745,602	$1,511,837

Transaction accounts	$1,391,746	$1,117,668

Total deposits increased 15.5% or $233.8 million at December 31, 2020, compared to December 31, 2019. During the same period, noninterest bearing demand deposits increased 50.13% or $120.9 million (20.74% of total deposits). Transaction deposit accounts increased from 73.93% of deposits at December 31, 2019 to 79.73% of deposits at December 31, 2020. Customer deposit balances increased in 2020 due to new customer acquisitions as well as lower levels of consumer and business spending related to the COVID-19 pandemic. The Bank has added new customers and lower cost transaction deposits in every year in each of the last five years. Competitors, merger and acquisition activity in our market, the Bank's participation in the SBA US PPP program and focused efforts of our business development teams all contributed to deposit increases in 2020.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $4.9 million to $354.9 million at December 31, 2020 compared to $350.0 million at December 31, 2019. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2020 and December 31, 2019 were 19.6% and 22.0%, respectively. No reciprocal deposits were considered brokered at December 31, 2020 and $31.4 million of reciprocal deposits were considered brokered deposits for call reporting purposes as of December 31, 2019.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2020		2019
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$84,463	0.10%	$70,130	0.10%
Interest-bearing demand and money market accounts	850,023	0.28%	710,709	0.95%
Certificates of deposit	370,743	1.41%	448,924	1.90%
Total interest-bearing deposits	1,305,229	0.59%	1,229,763	1.25%
Noninterest-bearing demand deposits	324,597		226,964
	$1,629,826	0.47%	$1,456,727	1.06%
The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more and $250,000 or more by time remaining until maturity as of December 31, 2020.

(dollars in thousands)	At December 31, 2020
Time Deposit Maturity Period	$100,000 or More	$250,000 or More
Three months or less	$47,539	$13,074
Three through six months	32,096	10,646
Six through twelve months	83,085	28,559
Over twelve months	48,811	17,770
Total	$211,531	$70,049
Note 7 includes the scheduled contractual maturities of total certificates of deposits of $353.9 million at December 31, 2020.
The following table sets forth information about short-term borrowings for the years indicated. Long-term debt of $27.3 million, junior subordinated debentures of $12.0 million and subordinated notes of $19.5 million are not included in the table. For more information on borrowings, see Notes 8, 9 and 10 in the Consolidated Financial Statements.

(dollars in thousands)	At or for the Year Ended December 31,
	2020	2019
Short-term borrowings
Short-term borrowings outstanding at end of period	$—	$5,000
Weighted average rate on short-term borrowings	—%	1.81%
Maximum outstanding short-term borrowings at any month end	$27,000	$59,500
Average outstanding short-term borrowings	$8,156	$30,965
Approximate average rate paid on short-term borrowings	1.36%	2.50%
Stockholders’ Equity
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Common Stock at par of $0.01	$59	$59	$—	—%
Additional paid in capital	95,965	95,474	491	0.5%
Retained earnings	97,944	85,059	12,885	15.1%
Accumulated other comprehensive income	4,504	1,504	3,000	199.5%
Unearned ESOP shares	(459)	(602)	143	(23.8)%
Total Stockholders' Equity	$198,013	$181,494	$16,519	9.1%

Total stockholders’ equity increased $16.5 million, or 9.1%, to $198.0 million at December 31, 2020 compared to December 31, 2019. This increase primarily resulted from net income of $16.1 million, an increase in accumulated other comprehensive income of $3.0 million and net stock related activities in connection with stock-based compensation and ESOP activity of $0.5 million. These increases to stockholders’ equity were partially offset by common dividends paid of $2.8 million, and repurchases of common stock of $0.3 million
At December 31, 2020, the Company had a book value of $33.54 per common share compared to $30.76 at December 31, 2019. The Company’s tangible book value was $31.45 at December 31, 2020 compared to $28.57 at December 31, 2019. The Company remains well capitalized at December 31, 2020 with a Tier 1 capital to average assets (leverage ratio) of 9.56% compared to 10.08% at December 31, 2019. The Company’s ratio of tangible common equity to tangible assets decreased to 9.22% at December 31, 2020 from 9.44% at December 31, 2019. The Company’s Common Equity Tier 1 (“CET1”) ratio was 11.47% at December 31, 2020 compared to 11.11% at December 31, 2019.

In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans pledged under the PPPLF from the calculation of the leverage ratio. At December 31, 2020, the Bank had no advances under the PPPLF program. In addition, the interim final rule excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight.
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
During the year ended December 31, 2020, $0.1 million or 4,150 Employee Stock Ownership Plan ("ESOP") shares were allocated with the payment of promissory notes and there were no offsetting ESOP purchases of shares. During the year ended December 31, 2019, $0.2 million or 4,815 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 3,271 shares of the Company’s common shares for $39,000 by the ESOP during 2019.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2020 and 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 11 of the Consolidated Financial Statements.
On March 31, 2015, the Bank made the election to continue to exclude most accumulated other comprehensive income ("AOCI") from capital in connection with its quarterly financial filings and, in effect, to retain the AOCI treatment under the capital rules prior to Basel III.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Cash needs may come from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
Based on management’s going concern evaluation, we believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s or the Bank’s ability to continue as a going concern, within one year of the date of the issuance of the financial statements.
The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. Customer deposits are considered the primary source of funds supporting the Bank’s lending and investment activities.
Liquidity is provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB of Atlanta. The Bank uses wholesale funding (brokered deposits and other sources of funds) to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.
At December 31, 2020 and 2019, the Bank had $66.5 million and $96.6 million, respectively, in loan commitments outstanding, $20.0 million and $22.3 million, respectively, in letters of credit and approximately $225.5 million and $230.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of December 31, 2020 and 2019 totaled $266.1 million or 75.21% and $309.0 million, or 78.40%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, or use on balance sheet cash and investments. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.

During 2020, the Bank used the PPPLF to fund SBA PPP loans. Federal Reserve PPPLF advances are non-recourse and receive 100% value for the pledged PPP loan collateral. The SBA PPP loans that are pledged to the PPPLF are excluded from the leverage ratio according to regulatory policy. The Bank used excess liquidity in the fourth quarter of 2020 to pay off $85.9 million of PPPLF balances. The Bank has access to this facility in 2021 for any new SBA PPP loans funded.
At December 31, 2020, the Company had on-balance sheet liquidity of $77.1 million in cash and cash equivalents. At December 31, 2020, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $364.3 million at December 31, 2020.
Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2020 and 2019, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. In addition, the Bank has established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks. For a discussion of these agreements including collateral see Note 8 in the Consolidated Financial Statements.
Liquidity has improved in the last three years with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio was 91.3% at December 31, 2020 compared to 95.6% at December 31, 2019. For the year ended December 31, 2020 and 2019, the average loan to deposit ratios were 94.9% and 94.2%, respectively. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and limit the use of wholesale funding.
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
Comparison for the Years Ending December 31, 2020 and 2019
Cash and cash equivalents as of December 31, 2020 totaled $77.1 million, an increase of $44.6 million from the December 31, 2019 total of $32.5 million. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.
During the year ended December 31, 2020, all financing activities provided $209.2 million in cash compared to $80.2 million in cash provided for the same period in 2019. The Company was provided $129.0 million more cash from financing activities compared to the prior year, primarily due to increased deposit growth partially offset by the increased in net borrowings. Net deposits increased $233.8 million in 2020 compared to $82.2 million in 2019. Long-term debt decreased a net of $13.1 million from $40.4 million at December 31, 2019 to $27.3 million at December 31, 2020. The Company used $33.0 million more cash in 2020 compared to 2019 for net long-term debt activity. Short-term borrowings decreased from $5.0 million at December 31, 2019 and were fully repaid by December 31, 2020. Short-term borrowings activity used $25.0 million less cash in 2020 compared to 2019. The Company provided $11.0 million less in cash for stock related activities in 2020 compared to 2019. The decrease was primarily due to a $10.6 million private placement in December 2019, an increase in common stock repurchased, and an increase in common dividends paid in 2020 was partially offset by an increase in unearned ESOP shares. The Company used $3.5 million more cash in 2020 compared to 2019 for activity related to subordinated notes. The Company used cash dividends from the Bank and proceeds from the private placement to redeem the $23.0 million 6.25% subordinated notes which was partially offset by the issuance of $20.0 million of 4.75% Subordinated Notes due 2030 net of debt issuance costs.

The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2020, the level of net cash used in investing increased to $192.7 million from $96.5 million in 2019. The increase in cash used of $96.3 million was primarily the result of the net increase in cash used of $51.4 million from loan activities and net increase of $45.4 million in securities transactions partially offset by a decrease in cash used of $0.6 million for the purchase of premises and equipment. Cash used increased for the funding of loans originated, which increased $130.5 million from $485.0 million for the year ended December 31, 2019 to $615.5 million for the year ended December 31, 2020. Cash used decreased as principal received on loans in 2020 increased over the prior year comparable period. Principal collected on loans increased $79.0 million from $373.2 million for the year ended December 31, 2019 to $452.2 million for the year ended December 31, 2020.The Company’s cash used increased $45.4 million due to net purchases of securities of $32.1 million for the year ended December 31, 2020 compared to $13.3 million for the year ended December 31, 2019.
Operating activities provided cash of $28.1 million for the year ended December 31, 2020 compared to $15.7 million of cash provided for the same period of 2019.
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
For the years ended December 31, 2020 and 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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
The Board of Directors has approved the Company's interest rate risk policy and assigned oversight to the Board Risk Oversight Committee (“BROC”). The policy establishes limits on risk, which are quantitative measures of the percentage change in NII and EVE resulting from changes in interest rates. Both NII and EVE simulations assist in identifying, measuring, monitoring and controlling interest rate risk and along with mitigating strategies are used by management to maintain interest rate risk exposure within Board policy guidelines.
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
It is management’s goal to manage the Bank's portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2020, and 2019, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. As of December 31, 2020, the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at December 31, 2020, interest rate shocks of -100, -200, -300, and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income ("NII")
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2020	(1.28)%	(0.23)%	(1.17)%
December 31, 2019	(8.06)%	(3.21)%	(2.50)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity ("EVE")
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2020	52.00%	32.00%	(47.00)%
December 31, 2019	(2.44)%	0.90%	21.92%

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
Management assessed the Company's system of internal control over financial reporting as of December 31, 2020. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The 2020 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG did not issue nor were they required to issue a report on the effectiveness of internal control over financial reporting.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 4, 2021	March 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
The Community Financial Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan Losses (ALL)
Management describes their accounting policies and provides additional disclosure regarding the ALL in Notes 1 and 3 to the consolidated financial statements. As described in Note 3, the ALL totaled $19.4 million as of December 31, 2020. The ALL consists of a general and specific component. The general component is based upon historical loss experience adjusted for qualitative risk factors. The specific allowance relates to estimated losses on individually evaluated impaired loans. Management determines the qualitative factor allowance based on evaluation of various internal and external environmental conditions, including charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth as well as an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends.
Estimating an appropriate allowance for loss losses requires management to make certain assumptions about losses that have been incurred but not yet realized in the loan portfolio as of the balance sheet date. Significant judgments in estimating the allowance for loan losses include the determination of the impact of qualitative factors and the identification and valuation of impaired loans.
We identified the allowance for loan losses as a critical audit matter. The principal considerations for our determination include management’s judgement applied in determining the impact of qualitative factors and the identification and valuation of impaired loans. Auditing these judgments required a high degree of subjectivity in evaluating the reasonableness of management’s judgments and a significant level of audit effort.

The primary audit procedures we performed to address this critical audit matter included:
•We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance for loan losses, including, management’s determination of internal and external qualitative factors and their weightings used in the allowance calculation, the identification of impaired loans, the review of impaired loan valuations, and the review and approval of the allowance reserves based upon trends and comparison of supporting information.
•We tested management’s determination of qualitative factors by comparing information utilized by management to internal or external evidence as appropriate. We assessed the appropriateness, completeness and accuracy of data utilized by management in developing the assumptions underlying the qualitative factors including the consideration of potentially new or contradictory information. We evaluated the consistency and reasonableness of changes to management’s weightings applied to each of the qualitative factors.
•We tested the accuracy of the application of qualitative factors by loan classification.
•We tested the completeness of the impaired loans by comparing the list to internal loan data including past due, non-accrual and classified asset listings.
•We verified data used in management’s impairment calculations to underlying support. We evaluated the reasonableness of assumptions used in appraisals and management’s discounts applied in valuing impaired loans.
•We performed analytical procedures on the overall level of the ALL and various components of the allowance, including the historical reserve, qualitative reserves and specific reserves, to evaluate whether they were directionally consistent relative to credit quality indicators and changes in the Company’s loan portfolio.
Goodwill Impairment Evaluation
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10.8 million at December 31, 2020. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. The company had an independent consultant perform a quantitative assessment of goodwill for the Company’s single reporting unit during the third quarter due to a triggering event that required an interim impairment test for goodwill. The impairment analysis used both a market and income approach.
The calculation of the goodwill impairment involves significant estimates and subjective assumptions which require a high degree of management judgment. This judgment includes, but is not limited to, projected profitability ratios, the selection of appropriate discount rates, cash flow projections, control premium and selection of peer groups.
We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal consideration for this determination was the degree of auditor judgment in performing procedures over the key assumptions, specifically the selection of the control premium and of an appropriate peer group.
The primary audit procedures we performed to address this critical audit matter included:
•Testing key financial data used in the valuation to supporting evidence.
•Evaluating, with the assistance of our internal valuation specialists, appropriateness of valuation methodologies, the selection of a control premium and of a peer group, and the overall reasonableness of the estimated fair value of the reporting unit.
•Evaluating, with the assistance of our internal valuation specialists, appropriateness of valuation methodologies, the selection of a control premium and of a peer group, and the overall reasonableness of the estimated fair value of the reporting unit.

/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2016.
Tysons, Virginia
March 4, 2021

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$56,887	$25,065
Interest-bearing deposits with banks	20,178	7,404
Securities available for sale ("AFS"), at fair value	246,105	208,187
Equity securities carried at fair value through income	4,855	4,669
Non-marketable equity securities held in other financial institutions	207	209
Federal Home Loan Bank ("FHLB") stock - at cost	2,777	3,447
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	107,960	—
Portfolio loans receivable net of allowance for loan losses of $19,424 and $10,942	1,486,115	1,445,109
Net loans	1,594,075	1,445,109
Goodwill	10,835	10,835
Premises and equipment, net	20,271	21,662
Premises and equipment held for sale	430	430
Other real estate owned ("OREO")	3,109	7,773
Accrued interest receivable	8,717	5,019
Investment in bank owned life insurance	38,061	37,180
Core deposit intangible	1,527	2,118
Net deferred tax assets	7,909	6,168
Right of use assets - operating leases	7,831	8,382
Other assets	2,665	3,879
Total Assets	$2,026,439	$1,797,536
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$362,079	$241,174
Interest-bearing deposits	1,383,523	1,270,663
Total deposits	1,745,602	1,511,837
Short-term borrowings	—	5,000
Long-term debt	27,302	40,370
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes - 4.75% and 6.25%, respectively, net of debt issuance costs	19,526	23,000
Lease liabilities - operating leases	8,088	8,495
Accrued expenses and other liabilities	15,908	15,340
Total Liabilities	1,828,426	1,616,042
Stockholders' Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,903,613 and 5,900,249 shares, respectively	59	59
Additional paid in capital	95,965	95,474
Retained earnings	97,944	85,059
Accumulated other comprehensive income	4,504	1,504
Unearned ESOP shares	(459)	(602)
Total Stockholders' Equity	198,013	181,494
Total Liabilities and Stockholders' Equity	$2,026,439	$1,797,536
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2020	2019
Interest and Dividend Income
Loans, including fees	$65,731	$65,602
Interest and dividends on investment securities	5,170	6,414
Interest on deposits with banks	172	437
Total Interest and Dividend Income	71,073	72,453
Interest Expense
Deposits	7,681	15,378
Short-term borrowings	111	774
Long-term debt	2,364	2,767
Total Interest Expense	10,156	18,919
Net Interest Income	60,917	53,534
Provision for loan losses	10,700	2,130
Net Interest Income After Provision For Loan Losses	50,217	51,404
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	174	335
Gain on sale of assets	6	—
Net gains on sale of investment securities	1,384	226
Unrealized gain on equity securities	101	134
Loss on premises and equipment held for sale	—	(1)
Income from bank owned life insurance	881	885
Service charges	3,490	3,308
Referral fee income	2,380	879
Total Noninterest Income	8,416	5,766
Noninterest Expense
Compensation and benefits	19,553	20,445
Occupancy expense	3,010	3,101
Advertising	525	762
Data processing expense	3,671	3,048
Professional fees	2,413	2,196
Depreciation of premises and equipment	605	685
Telephone communications	188	203
Office supplies	120	149
FDIC Insurance	939	334
OREO valuation allowance and expenses	3,200	963
Core deposit intangible amortization	591	688
Other	3,188	3,659
Total Noninterest Expense	38,003	36,233
Income before income taxes	20,630	20,937
Income tax expense	4,494	5,665
Net Income	$16,136	$15,272

Earnings Per Common Share
Basic	$2.74	$2.75
Diluted	$2.74	$2.75
Cash dividends paid per common share	$0.50	$0.50
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	Years Ended December 31,
	2020	2019
Net Income	$16,136	$15,272
Net unrealized holding gains arising during period, net of tax expense of $657 and $987, respectively	1,977	2,600
Reclassification due to reclassification of held-to-maturity securities to available-for-sale securities net of tax $0 and $223, respectively	—	587
Reclassification adjustment for income included in net income, net of tax expense of $361 and $62, respectively	1,023	164
Comprehensive Income	$19,136	$18,623
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020 and 2019

(dollars in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2019	$56	$84,397	$72,594	$(1,847)	$(718)	$154,482
Net Income	—	—	15,272	—	—	15,272
Unrealized holding gain on investment securities net of tax of $1,049	—	—	—	2,764	—	2,764
Reclassification due to reclassification of held-to-maturity securities to available-for-sale securities net of tax $223	—	—	—	587	—	587
Cash dividend at $0.50 per common share	—	—	(2,668)	—	—	(2,668)
Net change in fair market value below cost of leveraged ESOP shares released	—	(3)	—	—	—	(3)
Dividend reinvestment	—	122	(122)	—	—	—
Proceeds from private placement	3	10,629	—	—	—	10,632
Net change in unearned ESOP shares	—	—	—	—	116	116
Repurchase of common stock	—	—	(17)	—	—	(17)
Stock based compensation	—	329	—	—	—	329
Balance at December 31, 2019	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	16,136	—	—	16,136
Unrealized holding gains on investment securities net of tax of $1,018	—	—	—	3,000	—	3,000
Cash dividend at $0.50 per common share	—	—	(2,819)	—	—	(2,819)
Net change in fair market value below cost of leveraged ESOP shares released	—	(39)	—	—	—	(39)
Dividend reinvestment	—	134	(134)	—	—	—
Net change in unearned ESOP shares	—	—	—	—	143	143
Repurchase of common stock	—	—	(298)	—	—	(298)
Stock based compensation	—	396	—	—	—	396
Balance at December 31, 2020	$59	$95,965	$97,944	$4,504	$(459)	$198,013
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$16,136	$15,272
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,700	2,130
Depreciation and amortization	1,631	1,637
Provision for loss on premises held for sale	—	1
Net losses (gains) on the sale of OREO	9	(188)
Gains on sales of investment securities	(1,384)	(226)
Unrealized gain on equity securities	(101)	(134)
Gain on sale of assets	(6)	—
Net amortization of premium/discount on investment securities	163	(96)
Net accretion of premiums and discounts	(605)	(864)
Amortization of debt issuance costs	10	—
Amortization of core deposit intangible	591	688
Amortization of right of use asset	551	—
Net change in right of use assets and lease liabilities	(407)	113
Increase in OREO valuation allowance	3,022	901
Increase in cash surrender value of bank owned life insurance	(881)	(885)
Increase in deferred income tax benefit	(2,757)	(748)
Increase in accrued interest receivable	(3,698)	(62)
Stock based compensation	396	329
Net change due to deficit of fair market value below cost of leveraged ESOP shares released	(39)	(3)
Decrease (increase) in net deferred loan costs	2,975	(696)
Increase in accrued expenses and other liabilities	568	660
Decrease (increase) in other assets	1,209	(2,139)
Net Cash Provided by Operating Activities	28,083	15,690

Cash Flows from Investing Activities
Purchase of AFS investment securities	(149,426)	(49,951)
Proceeds from redemption or principal payments of AFS investment securities	40,952	18,387
Purchase of HTM investment securities	—	(11,471)
Proceeds from maturities or principal payments of HTM investment securities	—	24,043
Proceeds from sale of AFS investment securities	75,711	31,889
Net decrease of FHLB and FRB stock	670	374
Loans originated or acquired	(615,473)	(485,002)
Principal collected on loans	452,202	373,165
Purchase of premises and equipment	(255)	(808)
Proceeds from sale of OREO	2,872	2,912
Proceeds from disposal of asset	21	—
Net Cash Used in Investing Activities	(192,726)	(96,462)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

(dollars in thousands)	Years Ended December 31,
	2020	2019
Cash Flows from Financing Activities
Net increase in deposits	$233,765	$82,208
Proceeds from long-term debt	164,036	35,000
Payments of long-term debt	(177,104)	(15,066)
Net decrease in short term borrowings	(5,000)	(30,000)
Proceeds from private placement	—	10,632
Proceeds from Subordinated Notes - 4.75%	19,516	—
Payments of Subordinated Notes - 6.25%	(23,000)	—
Dividends paid	(2,819)	(2,668)
Net change in unearned ESOP shares	143	116
Repurchase of common stock	(298)	(17)
Net Cash Provided by Financing Activities	209,239	80,205
Increase (decrease) in Cash and Cash Equivalents	$44,596	$(567)

Cash and Cash Equivalents - January 1	32,469	33,036
Cash and Cash Equivalents - December 31	$77,065	$32,469

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$9,072	$18,914
Income taxes	$7,133	$6,503

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$303	$207
Transfer from loans to OREO	$1,240	$3,567
Financed amount of sale of OREO	$—	$280
Right-of-use assets acquired in the exchange for lease liability upon adoption of ASC 842	$—	$8,933
Transfer from premises and equipment to premises and equipment held for sale	$—	$430

Supplemental Schedule of Non-Cash Investing and Financing Activities
Transfer of held-to-maturity securities to available for sale securities	$—	$83,128

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
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic. The COVID-19 pandemic has adversely impacted many of the Company's customers and impaired their abilities to fulfill their financial obligations to the Company. In response to the likely effects on the economy from the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25%. These reductions in interest rates along with other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations.
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located in the Fredericksburg area of Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Notes 2 and 3 discuss the types of securities and loans held by the Company. The Company does not have significant concentration in any one customer or industry.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. At December 31, 2020 the Company had no HTM securities. See Note 2 Securities for additional information. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2020 and 2019. Securities not classified as HTM or trading securities are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily-determinable fair values are recorded at fair value with unrealized gains and losses included in noninterest income in the consolidated statements of income.
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the estimated fair value of HTM and AFS securities below their cost that are deemed to be OTTI are reflected in earnings as realized losses. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Investments in Federal Reserve Bank and Federal Home Loan Bank of Atlanta stocks are recorded at cost and are considered restricted as to marketability. The Bank is required to maintain investments in the Federal Home Loan Bank based upon levels of borrowings.
Loans Held for Sale
The Company exited the residential mortgage origination line of business in April 2015 for individual owner-occupied residential first mortgages and established third-party sources to supply its residential whole loan portfolio. The Company continues to underwrite loans for non-owner-occupied residential rental properties. The Company may sell certain loans forward into the secondary market at a specified price with a specified date on a best efforts basis. These forward sales are derivative financial instruments. The Company does not recognize gains or losses due to interest rate changes for loans sold forward on a best efforts basis. The Bank had no loans held for sale at December 31, 2020 and 2019, respectively, and sold no 1-4 family residential mortgage loans for the year ended December 31, 2020 and 2019.
Loans Receivable
The Company originates real estate mortgages, construction and land development loans, commercial loans and consumer loans. The Company purchases residential owner-occupied first mortgages from established third parties. A substantial portion of the loan portfolio comprises loans throughout Southern Maryland and the Fredericksburg area of Virginia. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.
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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. Purchased credit-impaired (“PCI”) loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Management estimates the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporates our best estimates of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.
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
In addition, subsequent to acquisition, management periodically evaluates estimated cash flows expected to be collected. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Estimates of cash flows for PCI loans require significant judgment given the impact of property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.
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

COVID-19 Deferrals
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customer affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors." ("ASC 310-40"), a restructuring of debt constitutes a trouble debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes modification such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Under the March 22, 2020 interagency statement loan modifications were required to be executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The loan modification date was later extended to the earlier of (A) January 1, 2022 or (B) 60 after the date on which the national COVID-19 emergency terminates by the Consolidated Appropriations Act, 2021 that was signed into law by President Trump on December 27, 2020.
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
In keeping with regulatory guidance to work with borrowers as outlined in the CARES Act, the Company offered payment deferral programs for customers who were adversely affected by the pandemic. Generally, depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. While interest and fees continue to accrue to income, should credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, accrued interest income and fees would be reversed. Given the ongoing uncertainty, regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute in the future is subject to change. As of December 31, 2020, the Company had $32.0 million loan deferrals on outstanding loan balances of $35.4 million, which represented 2.35% of gross portfolio loans.
Allowance for Loan Losses and Impaired Loans
The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management believes it has established its existing allowance for loan losses in accordance with U.S. GAAP and is in compliance with appropriate regulatory guidelines.
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
The allowance for loan losses consists of a general and a specific component. The general component is based upon historical loss experience and a review of qualitative risk factors by portfolio segment (See Note 3 for a description of portfolio segments). The historical loss experience factor is tracked over various time horizons for each portfolio segment. Qualitative risk factors include trends by portfolio segment in charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth as well as an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management, and national and local economic trends.

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

If a specific loan is deemed to be impaired, it is evaluated for impairment. Impairment is measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. For loans that have an impairment, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than carrying value of that loan. The Company will use the fair value of collateral if repayment is expected solely from the collateral.
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
Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of premises and equipment are capitalized. For the years ended December 31, 2020 and 2019, the Company recognized depreciation expense of $1.6 million.
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842.The Company leases certain properties and land under operating leases. The Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The right of use assets and lease liabilities are impacted by the length of the lease term and the rate used to discount the minimum lease payments to present value. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

The Company's lease agreements often include one or more options to renew at the Company's discretion. If at lease inception, the Company reasonably expects to exercise the renewal option, the Company will include the extended term in the calculation of the right of use asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 was used.
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

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company's other intangible assets relate to acquired core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated lives. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 4 - Goodwill and Other Intangible Assets.
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
Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such differences will be recorded as adjustments in the periods the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.
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

Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. On January 1, 2018, the Company adopted ASU 2014-9 and all subsequent ASUs that modified ASU 2014-9, which have been codified in ASC Topic 606. Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.
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
Recent Accounting Pronouncements
ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the existing “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, HTM securities, loan commitments, and financial guarantees. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses. The ASU also simplifies the accounting model for Purchase Credit Impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
The Company has formed a CECL committee with representation from various departments. The committee has selected a third-party vendor solution to assist us in the application of the ASU 2016-13. The committee continues to make progress in accordance with the Company's plan for adoption. The Company has developed new expected credit loss estimation models, depending on the nature of each identified pool of financial assets with similar risk characteristics, and is currently reviewing and analyzing the different methodologies to estimate expected credit losses. The Company is also documenting new processes and controls, challenging estimated credit loss model assumptions and outputs, refining the qualitative framework as well as drafting policies and disclosures. Additionally, parallel runs will be enhanced throughout 2021 as the processes, controls, and policies are finalized. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. Furthermore, ASU 2016-13 will necessitate the establishment of an allowance for expected credit losses for certain debt securities and other financial assets.

In December 2019, the FASB issued ASU No 2019-10, Financial Instruments - Credit Losses (Topic 326). This update amends the effective date of ASU 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of that date and plans to adopt the standard with the amended effective date. The Company continues to work through implementation and continues collecting and retaining loan and credit data and evaluating various loss estimation models. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. While we currently cannot reasonable estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.
ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 on January 1, 2020 and it did not have a material impact on the Company's Consolidated Financial Statements.
ASU 2019-04 - In April 2019, the FASB issued ASU No. 2019-04 which codifies improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Financial Instruments (Topic 825). With respect to Topic 326, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, ASU 2019-04 clarifies the scope of the guidance for recognizing and measuring financial instruments, the requirement for remeasurement under ASC 820 when using the measurement alternative, which equity securities have to be remeasured at historical exchange rates, and certain disclosure requirements. The amendments to Topic 326 have the same effective dates as ASU 2016-13. The Company is currently evaluating the potential impact of Topic 326 amendments on the Company's Consolidated Financial Statements. The Company adopted the amendments to Topic 825 on January 1, 2020 and there was no material impact on the Company's Consolidated Financial Statements.
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

NOTE 2 – SECURITIES
Amortized cost and fair values of investment securities at December 31, 2020 are summarized as follows:

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$33,248	$1,735	$30	$34,953
Residential Collateralized Mortgage Obligations ("CMOs")	125,564	2,180	297	127,447
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	292	5	9	288
Student Loan Trust ABSs	37,141	386	88	37,439
U.S. government obligations	1,500	—	—	1,500
Municipal bonds	42,268	2,210	—	44,478
Total AFS Securities	$240,013	$6,516	$424	$246,105

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$—	$4,855
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$245,075	$6,516	$424	$251,167

Amortized cost and fair values of investment securities at December 31, 2019 are summarized as follows:

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$35,351	$754	$13	$36,092
Residential Collateralized Mortgage Obligations ("CMOs")	145,479	1,839	386	146,932
U.S. Agency	9,671	122	60	9,733
Asset-backed securities issued by Others:
Residential CMOs	380	3	12	371
Callable GSE Agency Bonds	2,001	1	—	2,002
Certificates of Deposit Fixed	250	—	—	250
U.S. government obligations	1,490	—	1	1,489
Municipal bonds	11,491	—	173	11,318
Total AFS Securities	$206,113	$2,719	$645	$208,187

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$—	$4,669
Non-marketable equity securities
Other equity securities	$209	$—	$—	$209

Total Investment Securities	$210,991	$2,719	$645	$213,065
In December 2019, Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. The Company reclassified the entire HTM investment portfolio, totaling $83.1 million with unrealized holding gains of $0.8 million to the AFS investments category. The reclassification resulted in an increase to accumulated other comprehensive income of $0.6 million and to deferred tax liabilities of $0.2 million. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Based on accounting rules, the Bank will not be able to designate any securities as HTM securities for a period of time. The Company's HTM portfolio was primarily composed of asset-backed securities issued by GSEs and U.S. Agencies.
At December 31, 2020, and December 31, 2019 securities with an amortized cost of $48.2 million and $47.4 million were pledged to secure certain customer deposits. At December 31, 2020, and December 31, 2019, no securities were pledged as collateral for advances from the FHLB of Atlanta.
During the year ended December 31, 2020, the Company recognized net gains of $1.4 million on the sale of 42 AFS securities with aggregate carrying values of $62.5 million. During the year ended December 31, 2019, the Company recognized net gains of $0.2 million on the sale of 20 AFS securities with aggregate carrying values of $31.6 million.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2020, the details of which are included in the following table. Although these securities, if sold at December 31, 2020 would result in a pretax loss of $0.4 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to other-than-temporary impairment were made during for the years ended December 31, 2020 and December 31, 2019.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2020 and 2019 were as follows:

December 31, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$32,281	$320	$670	$7	$32,951	$327
Asset-backed securities issued by Others	—	—	87	9	87	9
Student Loan Trust ABSs	12,511	88	—	—	12,511	88
	$44,792	$408	$757	$16	$45,549	$424

December 31, 2019	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$15,215	$63	$39,689	$336	$54,904	$399
U.S. SBA Debentures	—	—	4,744	60	4,744	60
Asset-backed securities issued by Others	—	—	136	12	136	12
Municipal bonds	11,318	173	—	—	11,318	173
U.S. government obligations	1,489	1	—	—	1,489	1
	$28,022	$237	$44,569	$408	$72,591	$645
AFS asset-backed securities issued by GSEs are guaranteed by the issuer and AFS U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At December 31, 2020, and 2019 total unrealized losses on the portfolio were $0.4 million and $0.6 million of the portfolio amortized cost of $240.0 million and $206.1 million, respectively.
At December 31, 2020 and 2019, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had amortized cost of $33.3 million and $56.8 million, respectively, with the unrealized losses of $0.3 million and $0.4 million, respectively. At December 31, 2020, AFS asset-backed securities issued by student loan trust and others with unrealized losses had amortized cost of $12.6 million with unrealized losses of $0.1 million. The Company's amortized cost investment of $37.1 million in student loan trusts are 97% U.S. government guaranteed. At December 31, 2020, AFS municipal bonds issued by states, political subdivisions, or agencies had no unrealized losses, and at December 31, 2019, AFS municipal bonds issued by states, political subdivisions, or agencies with unrealized losses had amortized cost of $11.5 million, with unrealized losses of $0.2 million. Management believes that the securities will either recover in market value or be paid off as agreed.

Maturities
The amortized cost and estimated fair value of debt securities at December 31, 2020 by contractual maturity, are shown below. The Company has allocated the AFS securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2020	Available for Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Within one year	$36,165	$37,084
Over one year through five years	60,669	62,209
Over five years through ten years	67,158	68,862
After ten years	76,021	77,950
Total AFS securities	$240,013	$246,105

NOTE 3 – LOANS
Loans consist of the following:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Total	% of Gross Portfolio Loans	Total	% of Gross Portfolio Loans
Portfolio Loans:
Commercial real estate	$1,049,147	69.75%	$964,777	66.34%
Residential first mortgages	133,779	8.89%	167,710	11.53%
Residential rentals	139,059	9.24%	123,601	8.50%
Construction and land development	37,520	2.49%	34,133	2.35%
Home equity and second mortgages	29,129	1.94%	36,098	2.48%
Commercial loans	52,921	3.52%	63,102	4.34%
Consumer loans	1,027	0.07%	1,104	0.08%
Commercial equipment	61,693	4.10%	63,647	4.38%
Gross portfolio loans	1,504,275	100.00%	1,454,172	100.00%
Less:
Net deferred costs	1,264	0.08%	1,879	0.13%
Allowance for loan losses	(19,424)	(1.29)%	(10,942)	(0.75)%
	(18,160)		(9,063)
Net portfolio loans	$1,486,115		$1,445,109

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	$110,320		$—
Net deferred fees	(2,360)		—
Net SBA PPP Loans	$107,960		$—

Total Net Loans	$1,594,075		$1,445,109

Gross Loans	$1,614,595		$1,454,172
The Company has segregated its loans into two categories; portfolio loans and U.S. SBA PPP loans.
Deferred Costs/Fees
Portfolio net deferred loan costs of $1.3 million at December 31, 2020 included deferred fees paid by customers of $3.4 million offset by deferred costs of $4.7 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs recorded in accordance with ASC 310-20. Net deferred loan costs of $1.9 million at December 31, 2019 included deferred fees paid by customers of $3.3 million offset by deferred costs of $5.2 million.
U.S. SBA PPP loan net deferred fees of $2.4 million at December 31, 2020 included deferred fees paid by the Small Business Administration of $2.9 million partially offset by deferred costs of $0.5 million. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each individual PPP loan. Net deferred fees include fees (deferred fees) paid to participant banks for each PPP loan underwritten and funded net of costs incurred to underwrite the loans (deferred costs). Net deferred fees will be recognized in income when the PPP loan is forgiven or paid.

Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are made primarily within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At December 31, 2020 and 2019, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.9% and 8.9% of the CRE portfolio at December 31, 2020 and 2019, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than 1-4 family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
At December 31, 2020 and 2019, the largest outstanding commercial real estate loans were $20.7 million and $21.1 million, respectively, which were secured by commercial real estate and performing according to their terms.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from ten to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. During the years ended December 31, 2020 and 2019, the Bank purchased residential first mortgages of $22.0 million and $41.0 million, respectively.
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $33.6 million or 2.2% of total gross portfolio loans of $1.50 billion at December 31, 2020 compared to $52.3 million or 3.6% of total gross portfolio loans of $1.45 billion at December 31, 2019.

The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of December 31, 2020, and 2019, the Bank serviced $23.9 million and $32.9 million, respectively, in residential mortgage loans for others.

At December 31, 2020, and 2019, the largest outstanding residential first mortgage loans were $3.0 million and $3.0 million, respectively, which were secured by residences located in the Bank’s market area. The loans were performing according to terms.

Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of December 31, 2020, and 2019, $105.9 million and $97.1 million, respectively, were 1-4 family units and $33.2 million and $26.5 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have initial contractual loan payment periods ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $118.5 million or 7.9% of total gross portfolio loans of $1.50 billion at December 31, 2020 compared to $102.2 million or 7.0% of total gross portfolio loans of $1.45 billion at December 31, 2019.
Loans secured by residential rental properties involve greater risks than 1-4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Payments on loans secured by residential rental properties are dependent on the successful operation of the properties and repayment of these loans may be subject to adverse conditions in the rental real estate market or the economy to a greater extent than similar owner-occupied properties.

At December 31, 2020 and 2019, the largest outstanding residential rental mortgage loan was $9.5 million and $9.7 million, respectively, which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms at December 31, 2020 and 2019.

Construction and Land Development
The Bank offers loans for the construction of 1-4 family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building. The Bank’s construction and land development portfolio was $37.5 million or 2.5% of total gross portfolio loans of $1.50 billion at December 31, 2020 compared to $34.1 million or 2.4% of total gross portfolio loans of $1.45 billion at December 31, 2019. The Bank’s investment in these loans has declined in recent years as the Bank has deemphasized this product line.
A decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans are inherently riskier than financing owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates to complete the project. In addition, volatility in the real estate market can make it difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, a project’s value might be insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

At December 31, 2020 and 2019, the largest outstanding construction and land development loans were $12.8 million and $5.3 million, respectively, which were secured by land in the Bank’s market area.

Home Equity and Second Mortgage Loans
The Bank maintains a portfolio of home equity and second mortgage loans. The Bank’s home equity and second mortgage portfolio was $29.1 million or 1.9% of total gross portfolio loans of $1.50 billion at December 31, 2020 compared to $36.1 million or 2.5% of total gross portfolio loans of $1.45 billion at December 31, 2019. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.

Commercial Loans
The Bank offers its customers commercial loan products including term loans, demand loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans. The portfolio consists primarily of demand loans and lines of credit. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. Commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from the sale of collateral unlikely.
The Bank’s commercial loan portfolio was $52.9 million or 3.5% of total gross portfolio loans of $1.50 billion at December 31, 2020 compared to $63.1 million or 4.3% of total gross loans of $1.45 billion at December 31, 2019. At December 31, 2020 and 2019, the largest outstanding commercial loans were $5.6 million and $2.8 million, respectively, which were secured by commercial real estate (all of which were located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2020 and 2019.
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
The Bank’s commercial equipment portfolio was $61.7 million or 4.1% of total gross portfolio loans of $1.50 billion at December 31, 2020 compared to $63.6 million or 4.4% of total gross portfolio loans of $1.45 billion at December 31, 2019. At December 31, 2020 and 2019, the largest outstanding commercial equipment loans were $2.4 million and $2.1 million, respectively, which were secured by commercial real estate (located in the Bank’s market area), cash and investments. These loans were performing according to terms at December 31, 2020 and 2019.
U.S. SBA PPP Loans
The U.S. SBA PPP loan was created to address economic hardships resulting from the COVID-19 pandemic. The program is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry two- or five-year terms at a 1% annual interest rate until the loan is either forgiven or paid.
No credit issues are anticipated with SBA PPP loans as they are fully guaranteed by the Small Business Administration and the Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes all PPP loans were underwritten in accordance with the program's guidelines. The U.S. SBA PPP guidelines indicate that lenders may rely on certifications of the borrower in order to determine eligibility and to rely on specified documents provided by the borrower to determine qualifying loan amount and eligibility for forgiveness. The guidelines further specify that lenders will be held harmless for a borrowers’ failure to comply with program criteria.

Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of December 31, 2020 and 2019 were as follows:

(dollars in thousands)	December 31, 2020
	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$11,428	9	$5,184	9	$16,612	18
Residential first mortgages	335	2	459	2	794	4
Residential rentals	—	—	275	2	275	2
Home equity and second mortgages	202	2	293	1	495	3
Commercial equipment	—	—	46	3	46	3
	$11,965	13	$6,257	17	$18,222	30

(dollars in thousands)	December 31, 2019
	Non- accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$10,562	11	$1,687	5	$12,249	16
Residential first mortgages	—	—	830	3	830	3
Residential rentals	—	—	937	5	937	5
Home equity and second mortgages	177	3	271	3	448	6
Commercial loans	1,807	2	1,320	1	3,127	3
Commercial equipment	241	5	25	1	266	6
	$12,787	21	$5,070	18	$17,857	39
Non-accrual loans increased $0.4 million from $17.9 million or 1.23% of total loans at December 31, 2019 to $18.2 million or 1.13% of total loans at December 31, 2020. Non-accrual loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from non-accrual or charged-off loans is reversed against interest income. In accordance with the Company’s policy, interest income is recognized on a cash-basis or cost-recovery method, until the loan returns to accrual status.
At December 31, 2020, non-accrual loans of $18.2 million included 30 loans, of which $15.7 million, or 86% represented 15 loans and six customer relationships. At December 31, 2019, non-accrual loans of $17.9 million included 39 loans, of which $15.0 million, or 84% represented 18 loans and seven customer relationships. At December 31, 2020, $6.3 million (34%) of non-accrual loans were current with all payments of principal and interest with no impairment and $12.0 million (66%) of non-accrual loans were delinquent with specific valuation reserves $1.3 million.
Non-accrual loans at December 31, 2020 and 2019 included three and three TDRs totaling $1.5 million and $1.4 million, respectively. These loans were classified solely as non-accrual for the calculation of financial ratios. Loan delinquency (total past due) decreased $1.2 million from $13.3 million, or 0.92% of loans, at December 31, 2019 to $12.1 million, or 0.81% of loans, at December 31, 2020.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $12.4 million and $11.7 million at December 31, 2020 and 2019, respectively. Interest due but not recognized on these balances at December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $5.8 million and $6.1 million at December 31, 2020 and 2019, respectively. Interest due but not recognized on these balances at December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of past due loans as of December 31, 2020 and 2019 was as follows:

(dollars in thousands)	December 31, 2020
	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$11,428	$11,428	$1,572	$1,036,147	$1,049,147
Residential first mortgages	—	—	335	335	—	133,444	133,779
Residential rentals	—	—	—	—	—	139,059	139,059
Construction and land dev.	—	—	—	—	—	37,520	37,520
Home equity and second mtg.	167	—	202	369	406	28,354	29,129
Commercial loans	—	—	—	—	—	52,921	52,921
Consumer loans	8	—	—	8	—	1,019	1,027
Commercial equipment	—	4	—	4	—	61,689	61,693
Total portfolio loans	$175	$4	$11,965	$12,144	$1,978	$1,490,153	$1,504,275

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$110,320	$110,320

(dollars in thousands)	December 31, 2019
	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$217	$10,563	$10,780	$1,738	$952,259	$964,777
Residential first mortgages	—	—	—	—	—	167,710	167,710
Residential rentals	—	—	—	—	295	123,306	123,601
Construction and land dev.	—	—	—	—	—	34,133	34,133
Home equity and second mtg.	98	23	177	298	391	35,409	36,098
Commercial loans	—	—	1,807	1,807	—	61,295	63,102
Consumer loans	—	—	—	—	—	1,104	1,104
Commercial equipment	52	159	231	442	—	63,205	63,647
Total portfolio loans	$150	$399	$12,778	$13,327	$2,424	$1,438,421	$1,454,172
There were no loans that were past due 90 days or greater accruing interest at December 31, 2020 and 2019, respectively.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at December 31, 2020 and 2019 were as follows:

(dollars in thousands)	December 31, 2020
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$17,952	$11,915	$5,799	$17,714	$1,316	$17,729	$361
Residential first mortgages	2,001	1,989	—	1,989	—	2,043	70
Residential rentals	626	625	—	625	—	643	32
Home equity and second mtg.	568	555	—	555	—	559	15
Commercial equipment	527	472	40	512	40	531	30
Total	$21,674	$15,556	$5,839	$21,395	$1,356	$21,505	$508

(dollars in thousands)	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$20,914	$15,919	$4,788	$20,707	$417	$21,035	$813
Residential first mortgages	1,921	1,917	—	1,917	—	1,962	86
Residential rentals	941	937	—	937	—	967	56
Home equity and second mtg.	524	510	—	510	—	519	23
Commercial loans	3,127	1,807	1,320	3,127	210	3,284	152
Commercial equipment	808	585	203	788	201	826	35
Total	$28,235	$21,675	$6,311	$27,986	$828	$28,593	$1,165
TDRs, included in the impaired loan schedules above, as of December 31, 2020 and 2019 were as follows:

(dollars in thousands)	December 31, 2020		December 31, 2019
	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$1,376	2	$1,420	3
Residential first mortgages	247	2	64	1
Commercial equipment	471	2	565	4
Total TDRs	$2,094	6	$2,049	8
Less: TDRs included in non-accrual loans	(1,522)	(3)	(1,399)	(3)
Total performing accrual TDR loans	$572	3	$650	5
TDRs increased slightly from $2.0 million at December 31, 2019 to $2.1 million at December 31, 2020. TDRs that are included in non-accrual are classified as non-accrual loans solely for the calculation of financial ratios. The Company had specific reserves of $0.4 million on one TDR totaling $1.3 million at December 31, 2020 and $87,000 on three TDRs totaling $0.1 million at December 31, 2019. During the year ended December 31, 2020, TDR disposals, which included payoffs and refinancing consisted of three loans totaling $0.1 million. TDR loan principal curtailment was $53,000 for the year ended December 31, 2020. There was one TDR added during the year ended December 31, 2020 totaling $0.2 million. During the year ended December 31, 2019, TDR disposals, which included payoffs and refinancing decreased by seven loans totaling $4.4 million. TDR loan principal curtailment was $0.2 million for the year ended December 31, 2019. There were $25,000 TDRs added during the year ended December 31, 2019.
Interest income in the amount of $96,000 and $92,000 was recognized on outstanding TDR loans for the years ended December 31, 2020 and 2019, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2020 and 2019 was 4.60% and 4.51%, respectively.

Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the years ended December 31, 2020 and 2019, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$(944)	$17	$7,273	$13,744
Residential first mortgages	464	—	—	841	1,305
Residential rentals	397	—	—	1,016	1,413
Construction and land development	273	—	—	128	401
Home equity and second mortgages	149	(53)	9	156	261
Commercial loans	1,086	(1,027)	20	1,143	1,222
Consumer loans	10	(6)	—	16	20
Commercial equipment	1,165	(328)	94	127	1,058
	$10,942	$(2,358)	$140	$10,700	$19,424

Purchase Credit Impaired**	$—	$—	$—	$—	$—
** There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

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

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at December 31, 2020 and 2019, respectively.

	December 31, 2020				December 31, 2019
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$17,714	$1,029,861	$1,572	$1,049,147	$20,707	$942,332	$1,738	$964,777
Residential first mortgages	1,989	131,790	—	133,779	1,917	165,793	—	167,710
Residential rentals	625	138,434	—	139,059	937	122,369	295	123,601
Construction and land development	—	37,520	—	37,520	—	34,133	—	34,133
Home equity and second mortgages	555	28,168	406	29,129	510	35,197	391	36,098
Commercial loans	—	52,921	—	52,921	3,127	59,975	—	63,102
Consumer loans	—	1,027	—	1,027	—	1,104	—	1,104
Commercial equipment	512	61,181	—	61,693	788	62,859	—	63,647
	$21,395	$1,480,902	$1,978	$1,504,275	$27,986	$1,423,762	$2,424	$1,454,172

Allowance for loan losses:
Commercial real estate	$1,316	$12,428	$—	$13,744	$417	$6,981	$—	$7,398
Residential first mortgages	—	1,305	—	1,305	—	464	—	464
Residential rentals	—	1,413	—	1,413	—	397	—	397
Construction and land development	—	401	—	401	—	273	—	273
Home equity and second mortgages	—	261	—	261	—	149	—	149
Commercial loans	—	1,222	—	1,222	210	876	—	1,086
Consumer loans	—	20	—	20	—	10	—	10
Commercial equipment	40	1,018	—	1,058	201	964	—	1,165
	$1,356	$18,068	$—	$19,424	$828	$10,114	$—	$10,942
Credit Quality Indicators
Credit quality indicators as of December 31, 2020 and 2019 were as follows:
Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Unrated	$162,434	$102,695	$1,036	$2,075	$47,605	$38,139
Pass	866,648	840,403	36,484	32,058	90,633	84,811
Special mention	2,417	—	—	—	821	—
Substandard	17,648	21,679	—	—	—	651
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,049,147	$964,777	$37,520	$34,133	$139,059	$123,601

(dollars in thousands)	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Unrated	$12,962	$16,754	$26,585	$26,045	$250,622	$185,708
Pass	39,959	43,221	31,091	37,399	1,064,815	1,037,892
Special mention	—	—	3,977	—	7,215	—
Substandard	—	3,127	40	203	17,688	25,660
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,921	$63,102	$61,693	$63,647	$1,340,340	$1,249,260

(dollars in thousands)	Non-Commercial Portfolios**		U.S. SBA PPP Loans		Total All Portfolios
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Unrated	$136,792	$164,991	$110,320	$—	$497,734	$350,699
Pass	25,125	38,718	—	—	1,089,940	1,076,610
Special mention	457	—	—	—	7,672	—
Substandard	1,561	1,203	—	—	19,249	26,863
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$163,935	$204,912	$110,320	$—	$1,614,595	$1,454,172
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g., non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity (Non-Commercial Portfolios)

(dollars in thousands)	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019

Performing	$133,444	$167,710	$28,927	$35,921	$1,027	$1,104
Nonperforming	335	—	202	177	—	—
Total	$133,779	$167,710	$29,129	$36,098	$1,027	$1,104
A risk grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received and at other times when there is an indication that a credit may have weakened or improved. Only commercial loan relationships with an aggregate exposure to the Bank of $1.0 million or greater are subject to being risk rated.
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
Purchased Credit-Impaired Loans and Acquired Loans ("PCI")
PCI loans had an unpaid principal balance of $2.3 million and $2.9 million and a carrying value of $2.0 million and $2.4 million at December 31, 2020 and December 31, 2019, respectively. PCI loans represented 0.10% and 0.13% of total assets at December 31, 2020 and December 31, 2019, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. At acquisition, the difference between contractually required payments and the cash flows expected to be collected reflects estimated credit losses and is called the nonaccretable difference. In accordance with U.S. GAAP, there was no carryover of previously established allowance for loan losses from acquisition.
A summary of changes in the accretable yield for PCI loans for the year ended December 31, 2020 follows:

	Years Ended December 31,
(dollars in thousands)	2020	2019
Accretable yield, beginning of period	$677	$733
Accretion	(225)	(354)
Reclassification from nonaccretable difference	25	330
Other changes, net	(135)	(32)
Accretable yield, end of period	$342	$677

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second and fourth quarters of 2020 and the fourth quarter of 2019 and resulted in a reclassification of $25,000 and $0.3 million, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount. Also, based on the recast, future expected cash flows, not related to the reclassification, decreased $0.1 million for the year ended December 31, 2020 and decreased $32,000 for the year ended December 31, 2019.
The following is a summary of acquired and non-acquired loans as of December 31, 2020 and 2019:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2020	%	December 31, 2019	%
Acquired loans - performing	$58,999	3.66%	$74,654	5.13%
Acquired loans - purchase credit impaired ("PCI")	1,978	0.12%	2,424	0.17%
Total acquired loans	60,977	3.78%	77,078	5.30%
U.S. SBA PPP loans	110,320	6.83%	—	—%
Non-acquired loans**	1,443,298	89.39%	1,377,094	94.70%
Gross loans	1,614,595		1,454,172
Net deferred costs (fees)	(1,096)	(0.07)%	1,879	0.13%
Total loans, net of deferred costs	$1,613,499		$1,456,051
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
At December 31, 2020 acquired performing loans, which totaled $59.0 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount and PCI loans which totaled $2.0 million, included a $0.3 million adjustment, representing a 14.95% discount.
At December 31, 2019 acquired performing loans, which totaled $74.7 million, included a $1.2 million net acquisition accounting fair market value adjustment, representing a 1.55% discount and PCI loans which totaled $2.4 million, included a $0.5 million adjustment, representing a 17.55% discount.
Related Party Loans
Included in loans receivable were loans made to executive officers and directors or their related interests. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2020 and 2019, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors and their related interests are summarized as follows:

(dollars in thousands)	At and For the Years Ended December 31,
	2020	2019
Balance, beginning of period	$19,373	$35,290
Loans and additions	1,569	1,845
Change in Directors' status	(2,617)	(9,408)
Repayments	(1,958)	(8,354)
Balance, end of period	$16,367	$19,373
During 2020, we modified our analysis with respect to insider related parties and as a result include additional relationships such as those involving extended family members, resulting in an increase to the previously reported $8.7 million balance of related party loans at December 31, 2019.
In addition, the Bank had outstanding loans of $7.6 million and $5.4 million, respectively, for the years ended December 31, 2020 and 2019 to charitable and community organizations in which the Bank's executive officers and directors volunteer.

Loan Participations
The Bank sells portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank's sold participated loans with other lenders at December 31, 2020 and 2019 were $17.4 million and $14.9 million, respectively. The Bank may also buy loans, portions of loans, or participation certificates from other lenders to limit overall exposure. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary.
The Bank's purchased participation loans from other lenders at December 31, 2020 and 2019 were $8.7 million and $3.4 million, respectively. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recognized goodwill of $10.8 million and core deposit intangible ("CDI") assets of $3.6 million with the acquisition of County First Bank. Core deposit intangible is amortized on an accelerated basis over its estimated life of 8 years. Amortization expense related to intangible assets totaled $0.6 million and $0.7 million for the years ended December 31, 2020 and 2019.
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of December 31, 2020	As of December 31, 2019

Goodwill	$10,835	$10,835

	As of December 31, 2020			As of December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset

Core deposit intangibles	$3,590	$(2,063)	$1,527	$3,590	$(1,472)	$2,118
The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2020 is as follows:

(dollars in thousands)
2021	$495
2022	398
2023	302
2024	205
2025	109
Thereafter	18
$1,527
As of December 31, 2020, the Company did not have impairment to goodwill or CDI. At December 31, 2020 we had goodwill of $10.8 million or 5.47% of equity and CDI of $1.5 million or 0.77% of equity.
It is the Bank’s policy to test goodwill and the CDI for impairment annually in the fourth quarter. In the third quarter of 2020, management determined that the COVID-19 pandemic and its impact on the banking industry was deemed a triggering event that required an interim impairment test for goodwill. Management engaged an independent consultant to perform a quantitative goodwill and CDI impairment analysis for the Company's single reporting unit, the Bank, as of September 15, 2020 ("the measurement date"). The impairment analysis used both market and income approaches. The market approach used a transaction and control premium analyses and compared resulting valuations both individually and to a selected peer group. The income approach analyzed discounted cash flows. The results of the methods were weighted to determine an overall value. Significant estimates and assumptions included, but were not limited to, projected profitability ratios, discount rates, cash flows projections, selection and evaluation of control premiums in appropriate market transactions and selection of peers.
Management concluded that both goodwill and CDI were not impaired as of the measurement date. Management performed an annual analysis during the fourth quarter and as there were no changes in the Company's financial statements or operations that would indicate that it was more likely than not that goodwill or CDI was impaired subsequent to the measurement date, management concluded that neither goodwill nor CDI was impaired as of December 31, 2020.
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

NOTE 5 - PREMISES AND EQUIPMENT AND LEASE COMMITMENTS
A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2020 and 2019 follows:

(dollars in thousands)	December 31,
	2020	2019
Land	$4,406	$4,406
Building and improvements	25,043	25,001
Furniture and equipment	10,185	10,149
Automobiles	163	256
Total cost	39,797	39,812
Less accumulated depreciation	(19,526)	(18,150)
Premises and equipment, net	$20,271	$21,662
Operating Leases
The Company's operating lease agreements are primarily for leases of branches and office space. All of these leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability. The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right of use asset, net	$7,831	$8,382
Operating lease liability	$8,088	$8,495
Weighted average remaining lease term	18.21 years	18.80 years
Weighted average discount rate	3.52%	3.50%
Remaining lease term - min	0.7 years	0.0 years
Remaining lease term - max	24.0 years	25.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

(dollars in thousands)	December 31, 2020	December 31, 2019

Operating lease cost	$791	$854

Cash paid for lease liability	$697	$740

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of December 31, 2020
Lease payments due:
Within one year	$670
After one but within two years	602
After two but within three years	612
After three but within four years	620
After four but within five years	658
After five years	8,115
Total undiscounted cash flows	$11,277
Discount on cash flows	(3,189)
Total lease liability	$8,088
Certain Bank facilities are leased under various operating leases. Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2020:

(dollar in thousands)
2021	$670
2022	602
2023	612
2024	620
2025	658
Thereafter	8,115
Total	$11,277
As of December 31, 2020, the Company had a small office condo held for sale with a fair value of $0.4 million that was recorded as a non-recurring Level 3 asset. The Company recorded an impairment of $1,000 based on fair value of the of the property during the fourth quarter of 2019.

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

(dollars in thousands)	Years Ended December 31,
	2020	2019
Balance at beginning of year	$7,773	$8,111
Additions of underlying property	1,240	3,567
Disposals of underlying property	(2,882)	(3,004)
Valuation allowance	(3,022)	(901)
Balance at end of period	$3,109	$7,773
During the year ended December 31, 2020 and December 31, 2019, OREO additions were $1.2 million and $3.6 million, respectively. During the year ended December 31, 2020, additions of $1.2 million consisted of a commercial lot. During the year ended December 31, 2019, additions of $3.6 million were for commercial real estate acquired at foreclosure on a $3.8 million classified loan relationship recorded at the estimated fair value at the date of foreclosure less selling cost, establishing a new cost basis and $0.1 million for residential lots.
During the year ended December 31, 2020, the Company recognized net losses of $9,000 on disposals of $2.4 million for commercial real estate and $0.5 million for residential real estate. During the year ended December 31, 2019, the Company disposed of commercial real estate for proceeds of $3.1 million and gains of $0.2 million. Residential lots were sold for $63,000 with a loss of $2,000 along with sales of commercial equipment for $35,000 for the year ended December 31, 2019. In connection with the sale of commercial real estate the Bank provided a loan of $0.3 million. The transaction qualified for sales treatment under ASC Topic 610-20 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets".
The Company had no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process at December 31, 2020 and 2019.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the years ended December 31, 2020, and 2019, respectively.
Expenses applicable to OREO assets included the following.

(dollars in thousands)	Years Ended December 31,
	2020	2019
Valuation allowance	$3,022	$901
Losses (gains) on dispositions	9	(188)
Operating expenses	169	250
	$3,200	$963

NOTE 7 - DEPOSITS
Deposits consist of the following:

(dollars in thousands)	December 31,
	2020	2019
Noninterest-bearing demand	$362,079	$241,174
Interest-bearing:
Demand	590,159	523,802
Money market deposits	340,725	283,438
Savings	98,783	69,254
Certificates of deposit	353,856	394,169
Total interest-bearing	1,383,523	1,270,663

Total Deposits	$1,745,602	$1,511,837
As of December 31, 2020, and 2019, there were $10.6 million and $7.5 million, respectively in deposit accounts held by executive officers and directors and their related interests of the Bank and Company.
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at December 31, 2020, and 2019 was $64.3 million and $86.6 million, respectively.
At December 31, 2020 the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	December 31, 2020
Within one year	$266,134
Year 2	62,144
Year 3	11,505
Year 4	5,441
Year 5	8,632
$353,856
The FDIC’s regulatory guidance require that the Company monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $238.8 million which represented 13.7% of total deposits of $1,745.6 million. At December 31, 2019, the Bank had two customer deposit relationship that exceeded 2% of total deposits, totaling $297.1 million which represented 19.6% of total deposits of $1,511.8 million. The reported concentrations at December 31, 2020 and 2019 were with local municipal agencies.

NOTE 8 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The Bank’s long-term debt and short-term borrowings consist of advances from the FHLB of Atlanta. In addition, during 2020 the Bank added the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to provide liquidity support, if needed, to fund U.S. SBA PPP loans. The Bank classifies debt based upon original maturity and does not reclassify debt to short-term status during its life. Long-term debt and short-term borrowings include fixed-rate long-term advances, short-term advances, daily advances, fixed-rate convertible advances, and variable-rate convertible advances.
Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-Rate	Fixed-Rate Convertible	Variable Convertible
December 31, 2020
Highest rate	2.75%	0.79%	n/a
Lowest rate	1.00%	0.43%	n/a
Weighted average rate	2.01%	0.59%	n/a
Matures through	2036	2030	n/a

December 31, 2019
Highest rate	2.92%	n/a	n/a
Lowest rate	1.00%	n/a	n/a
Weighted average rate	2.26%	n/a	n/a
Matures through	2036	n/a	n/a
Average rates of long-term debt, short-term borrowings, and PPPLF advances were as follows:

(dollars in thousands)	At or for the Year Ended December 31,
	2020	2019
Long-term debt
Long-term debt outstanding at end of period	$27,302	$40,370
Weighted average rate on outstanding long-term debt	0.61%	2.31%
Maximum outstanding long-term debt of any month end	67,359	55,392
Average outstanding long-term debt	53,615	32,702
Approximate average rate paid on long-term debt	2.56%	2.27%

Short-term borrowings
Short-term borrowings outstanding at end of period	$—	$5,000
Weighted average rate on short-term borrowings	—%	1.81%
Maximum outstanding short-term borrowings at any month end	27,000	59,500
Average outstanding short-term borrowings	8,156	30,965
Approximate average rate paid on short-term borrowings	1.36%	2.50%

PPPLF advances
PPPLF advances outstanding at end of period	$—	$—
Weighted average rate on PPPLF advances	—%	—%
Maximum outstanding PPPLF advances at any month end	127,674	—
Average outstanding PPPLF advances	60,360	—
Approximate average rate paid on PPPLF advances	0.35%	—%
The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from 3 months to 10 years. The instruments are callable at the end of the initial period. As of December 31, 2020 and 2019, all fixed-rate convertible debt is callable in 2021. As of December 31, 2019, all fixed-rate convertible debt had passed its call date. All advances have a prepayment penalty, determined based upon prevailing interest rates.
Variable convertible advances have an initial variable rate based on a discount to LIBOR. As of December 31, 2020, there were no remaining variable convertible advances.
During the year ended December 31, 2020, the Bank paid off $10.0 million of maturing long-term debt and added two long-term fixed-rate convertible advances totaling $27.0 million, maturing in 2030 at 0.79% and 0.43%, respectively. The Bank made prepayments of $30.0 million on long-term debt resulting in prepayment fees of $0.6 million, during the year ended December 31, 2020. During the year ended December 31, 2019, the Bank paid off $15.1 million of maturing long-term debt and added five long-term fixed-rate advances totaling $35.0 million, with one $15.1 million advance called in November 2019, $10.0 million maturing in 2020 at 1.85%, $3.0 million in 2021 at 1.70%, $2.0 million in 2022 at 1.69%, and $5.0 million in 2024 at 1.67%, respectively.
During 2020, the Bank used the PPPLF to fund SBA PPP loans to ensure available borrowing availability from the FHLB was not impacted. Federal Reserve PPPLF advances are non-recourse and receive 100% value for the pledged PPP loan collateral. As of December 31, 2020, the Bank did not have any borrowings outstanding under the PPPLF. The Bank has access to this facility in 2021 for any new SBA PPP loans funded with the recent legislation in December 2020 that authorized another round of federal government funding.
At December 31, 2020 and 2019, $0.3 million or 1% and $40.4 million or 100%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2020:

(dollars in thousands)	December 31, 2020
	Fixed-Rate	Fixed-Rate Convertible	Variable Convertible	Total

Due in 2021	$—	$—	$—	$—
Due in 2022	128	—	—	128
Due in 2023	—	—	—	—
Due in 2024	—	—	—	—
Due in 2025	—	—	—	—
Thereafter	174	27,000	—	27,174
	$302	$27,000	$—	$27,302
The Bank also has daily advances outstanding and short-term advances with terms of less than one year, which are classified as short-term borrowings. Daily advances are repayable at the Bank’s option at any time and are re-priced daily. There were no daily advances as of December 31, 2020 and December 31, 2019. The Bank had no short-term advances at December 31, 2020 and $5.0 million in short-term advances at December 31, 2019.
Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of 1-4 family residential first mortgage loans, second mortgage loans, commercial real estate and securities. The Agreement limits total advances to 30% of assets, which were $607.4 million and $538.8 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, $542.6 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2020, FHLB lendable collateral was valued at $434.6 million. At December 31, 2020, the Bank had total lendable pledged collateral at the FHLB of $257.8 million of which $187.5 million was available to borrow in addition to outstanding advances of $27.3 million and letter of credit of $43.0 million. Unpledged lendable collateral was $176.8 million, bringing total available borrowing capacity to $364.3 million at December 31, 2020.

At December 31, 2019, $578.7 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2019, FHLB lendable collateral was valued at $458.1 million. At December 31, 2019, the Bank had total lendable pledged collateral at the FHLB of $304.6 million of which $216.3 million was available to borrow in addition to outstanding advances of $45.4 million. Unpledged lendable collateral was $153.5 million, bringing total available borrowing capacity to $369.8 million at December 31, 2019.
The Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $6.0 million and $7.7 million under this agreement at December 31, 2020 and 2019, respectively. In addition, the Bank has established unsecured short-term credit facilities with other commercial banks totaling $32.0 million and $32.0 million at December 31, 2020 and 2019. Additionally, the Bank has a $40.0 million repurchase credit facility. The repurchase facility requires the pledging of securities as collateral. No amounts were outstanding under the Borrower in Custody or the unsecured and secured commercial lines at December 31, 2020 and 2019.

NOTE 9 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)
On June 15, 2005, Tri-County Capital Trust II (“Capital Trust II”), a Delaware business trust formed, funded and wholly-owned by the Company, issued $5.0 million of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 1.70%. The Trust used the proceeds from this issuance, along with the $0.2 million for Capital Trust II’s common securities, to purchase $5.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust II and the junior subordinated debentures are scheduled to mature on June 15, 2035, unless called by the Company.
On July 22, 2004, Tri-County Capital Trust I (“Capital Trust I”), a Delaware business trust formed, funded and wholly-owned by the Company, issued $7.0 million of variable-rate capital securities in a private pooled transaction. The variable rate is based on the 90-day LIBOR rate plus 2.60%. The Trust used the proceeds from this issuance, along with the Company’s $0.2 million capital contribution for Capital Trust I’s common securities, to purchase $7.2 million of the Company’s junior subordinated debentures. The interest rate on the debentures and the trust preferred securities is variable and adjusts quarterly. These debentures qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” Both the capital securities of Capital Trust I and the junior subordinated debentures are scheduled to mature on July 22, 2034, unless called by the Company.
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
On October 14, 2020, the Company entered into Subordinated Note Purchase Agreements (collectively, the "Purchase Agreements'') with qualified institutional buyers and accredited investors (collectively, the "Purchasers") pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum, expected to be the then-current-three-month Secured Overnight Financing Rate ("SOFR") provided by the Federal Reserve Bank of New York plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

NOTE 11 - REGULATORY CAPITAL
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
The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio (“Min. Ratio”) of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer (“CCB”) is also established above the regulatory minimum capital requirements. The capital conservation buffer was phased-in over a three-year period before reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules. The rules revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
On April 13, 2020, the regulatory agencies published an interim final rule, which permits banking organizations to exclude from regulatory capital requirements SBA PPP covered loans pledged under the PPPLF. The interim final rule also clarifies that PPP covered loans as defined in section 7(a)(36) of the Small Business Act (15 U.S.C. 636(a)(36)) receive a zero percent risk weight.
The interim final rule modifies the agencies’ capital rule and allows PPPLF-eligible banking organizations to neutralize the regulatory effects of PPP covered loans on their risk-based capital ratios, as well as PPP covered loans pledged under the PPPLF on their leverage capital ratios. When calculating leverage capital ratios, a banking organization may exclude from average total consolidated assets and, as applicable, total leverage exposure a PPP covered loan as of the date that it has been pledged under the PPPLF. Accordingly, a PPP covered loan that has not been pledged as collateral in connection with an extension of credit under the PPPLF would be included in the calculation of the banking organization’s average total consolidated assets and, as applicable, total leverage exposure. On November 30, 2020 the Federal Reserve Board and U.S. Department of Treasury jointly announced the extension of the PPPLF facility to March 31, 2021.

As of December 31, 2020, and 2019, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Common equity		$198,013	$181,494	$217,142	$202,604
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,129)	(1,534)	(1,129)	(1,534)
AOCI (gains) losses		(4,504)	(1,504)	(4,504)	(1,504)
Common Equity Tier 1 Capital		181,545	167,621	200,674	188,731
TRUPs		12,000	12,000	—	—
Tier 1 Capital		193,545	179,621	200,674	188,731
Allowable reserve for credit losses and other Tier 2 adjustments		19,475	10,993	19,475	10,993
Subordinated notes		19,526	23,000	—	—
Tier 2 Capital		$232,546	$213,614	$220,149	$199,724

Risk-Weighted Assets ("RWA")		$1,582,581	$1,508,352	$1,580,786	$1,506,766

Average Assets ("AA")		$2,025,061	$1,782,834	$2,023,325	$1,781,415
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.47%	11.11%	12.69%	12.53%
Tier 1 Capital to RWA	8.50	12.23	11.91	12.69	12.53
Tier 2 Capital to RWA	10.50	14.69	14.16	13.93	13.26
Tier 1 Capital to AA (Leverage) (2)	n/a	9.56	10.08	9.92	10.59
(1) The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2) Tier 1 Capital to AA ("Leverage") has no capital conservation buffer defined. The prompt corrective action ("PCA") well capitalized is defined as 5.00%.
Dividends paid by the Company are substantially funded from dividends received from the Bank. Federal and holding company regulations, as well as Maryland law, imposes certain restrictions on capital distributions, including dividend payments and share repurchases. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$1,504	$(1,847)
Other comprehensive income
Other comprehensive gains, net of tax before reclassifications	1,977	2,600
Amounts reclassified for reclassification of HTM to AFS securities	—	587
Amounts reclassified from accumulated other comprehensive gain	1,023	164
Net other comprehensive income	$3,000	$3,351
End of period	$4,504	$1,504
As of December 31, 2020 and 2019, reclassification adjustments were due to the gain on sale of AFS investment securities of $1.4 million and $0.2 million, respectively.
NOTE 13 - EARNINGS PER SHARE ("EPS")
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.
As of December 31, 2020 and 2019, there were no unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands)	Years Ended December 31,
	2020	2019

Net Income	$16,136	$15,272

Average number of common shares outstanding	5,892,269	5,560,588
Dilutive effect of common stock equivalents	1,290	—
Average number of shares used to calculate diluted EPS	5,893,559	5,560,588

Earnings Per Common Share
Basic	$2.74	$2.75
Diluted	$2.74	$2.75

NOTE 14 - INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2020	2019
Current
Federal	$6,412	$4,234
State	839	2,179
	7,251	6,413

Deferred
Federal	(2,018)	(547)
State	(739)	(201)
	(2,757)	(748)

Income tax expense	$4,494	$5,665
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2020		2019
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$4,332	21.00%	$4,397	21.00%
State taxes net of federal benefit	1,071	5.19%	1,745	8.33%
Nondeductible expenses	85	0.41%	103	0.49%
Nontaxable income	(396)	(1.91%)	(277)	(1.31%)
Income tax apportionment adjustment	(743)	(3.60)%	—	—%
Other	145	0.70%	(303)	(1.45%)
	$4,494	21.79%	$5,665	27.06%
Income tax expense for 2019 was impacted by a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.

The net deferred tax assets in the accompanying balance sheets include the following components:

	2020	2019
Deferred tax assets
Allowance for loan losses	$5,018	$3,011
Deferred compensation	3,218	3,239
Lease liability	2,090	2,338
OREO valuation allowance & expenses	718	457
Depreciation	158	50
Deferred fees	283	—
Other	287	189
	11,772	9,284
Deferred tax liabilities
Fair value adjustments for acquired assets and liabilities	111	115
FHLB stock dividends	102	109
Unrealized gain on investment securities	1,627	585
Right of use asset	2,023	2,307
	3,863	3,116

	$7,909	$6,168
Retained earnings at December 31, 2020 and 2019 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $0.3 million at December 31, 2020 and 2019.
The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes as a component of tax expense. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2017.

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
Stock-based compensation expense totaled $0.4 million, and $0.3 million for the years ended December 31, 2020 and 2019, respectively, which consisted of grants of restricted stock, restricted stock units and performance stock units.
The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years.
During 2020, the Company granted restricted stock units to the Board of Directors and key employees. Service based awards vest between one and three years. Performance-based awards cliff vest in approximately three years from the date of grant, with payouts based on threshold, target or stretch average performance targets over a three year period. There are two performance metrics: a three year reported average return on average assets and a three year reported average return on average equity. Both metrics are measured on a relative basis against a defined group of peer banks over the three year period. The fair value of the restricted units is based on the Company's closing stock price on the date of grant. The recipients of the restricted stock units and the performance stock units do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares.
The Company has outstanding restricted stock, restricted stock units, performance stock units in accordance with the Plan. As of December 31, 2020 and 2019, unrecognized stock compensation expense was $0.8 million and $0.3 million, respectively. The following tables summarize the unvested restricted stock, restricted stock unit, and performance stock unit awards outstanding at December 31, 2020 and 2019 respectively.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	14,440	$25.79	—	$—	—	$—
Granted	9,065	33.42	19,151	24.06	8,482	22.64
Vested	(8,933)	34.02	—	—	—	—
Cancelled	(442)	33.81	—	—	—	—
Nonvested at December 31, 2020	14,130	$32.77	19,151	$24.06	8,482	$22.64

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	25,473	$28.76	—	$—	—	$—
Granted	6,524	31.82	—	—	—	—
Vested	(17,557)	25.83	—	—	—	—
Cancelled	—	—	—	—	—	—
Nonvested at December 31, 2019	14,440	$25.79	—	$—	—	$—

NOTE 16 - EMPLOYEE BENEFIT PLANS
The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of the Company by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended December 31, 2020, and 2019 totaled $0.2 million and $0.2 million, respectively. As of December 31, 2020 and 2019, the ESOP held 156,447 and 156,707 allocated shares and 13,175 and 17,325 unallocated shares. The approximate market values of the unallocated shares were $0.3 million and $0.6 million, respectively as of December 31, 2020 and 2019. The estimated value was determined using the Company’s closing stock price of $26.48 and $35.57 per share as of December 31, 2020 and 2019, respectively. In addition, salary and employee benefit expense for the years ended December 31, 2020 and December 31, 2019 included decreases of $39,000 and $3,000, respectively, for the net change of fair market value of leveraged ESOP shares allocated.
The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan of $0.5 million and $0.6 million at December 31, 2020 and 2019, respectively. The Bank is a guarantor of the ESOP debt with the Company. Loan terms are at prime rate plus one-percentage point and amortize over seven years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. During the year ended December 31, 2020, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes. There were no purchases by the ESOP of the Company’s common shares with promissory notes or cash during 2020. During the year ended December 31, 2019, $0.2 million or 4,815 ESOP shares were allocated with the payment of promissory notes. This was offset by the purchase of 3,271 shares of the Company’s common shares for $39,000 with promissory notes by the ESOP and $63,000 in cash during the first and third quarters of 2019, respectively.
The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2020 and 2019, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. For the years ended December 31, 2020 and 2019, the expense recorded for this plan totaled $0.5 million and $0.5 million, respectively.
The Company maintains a non-qualified deferred compensation plan for the Board of Directors and certain key employees under which each participant may elect to defer all or any portion of board fees or salary otherwise payable. Deferred amounts under this plan will be distributed to participants following termination of service or on a specified date in either lump sum or over a period of one to ten years, as elected by the participant. As of December 31, 2020 and 2019, the liability related to this plan was $2.1 million and $2.2 million, respectively. During 2020, the Company amended the non-qualified compensation plan for certain key employees to include discretionary contributions from the Company. Contributions made by the Company become vested on December 31st of the third year following the year the contribution is made. As of December 31, 2020, the Company contributed approximately $41,000 to the plan.
The Company has a separate non-qualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $20,000 and $26,000 for the years ended December 31, 2020 and 2019, respectively.
In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement. Expense recorded for the plans totaled $0.8 million and $0.9 million for 2020 and 2019, respectively.
NOTE 17 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2020 and 2019, these required reserve balances amounted to $0 and $6.0 million, respectively. The COVID-19 pandemic continues to impact much of the way financial institutions both operate and serve their customers, the Federal Reserve Bank announced on March 15, 2020, the reduction of reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
in the normal course of business, the Bank is party to financial instruments with commitments that extend credit to meet the financing needs of customers. These instruments may involve elements of credit and interest rate risk in excess of amounts recognized on the balance sheet. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet loans receivable.
As of December 31, 2020, and 2019, the Bank had outstanding loan commitments, consisting of commitments issued to originate loans, of approximately $66.5 million and $96.6 million, respectively, excluding undisbursed portions of loans in process.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $20.0 million and $22.3 million at December 31, 2020 and 2019, respectively. In addition to the commitments noted above, customers had approximately $225.5 million and $230.5 million available under lines of credit at December 31, 2020 and 2019, respectively.
NOTE 19 - RELATED PARTIES
A member of the board directors of the Company is a shareholder in a law firm that provides ongoing legal services for the Company and its subsidiaries. During 2020 and 2019, the Company paid the law firm annual retainers of $113,000 and $110,000, respectively.
Certain directors and executive officers and their related interests have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with outsiders. Please see further details regarding Related Party Loans in Note 3 to the Consolidated Financial Statements.

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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 and December 31, 2019.
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2020 and 2019, substantially all impaired loans were evaluated based upon the fair value of the collateral.
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
Other Real Estate Owned (“OREO”)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of December 31, 2020 and December 31, 2019 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$34,953	$—	$34,953	$—
CMOs	127,447	—	127,447	—
Asset-backed securities issued by Others:
Residential CMOs	288	—	288	—
Student Loan Trust ABSs	37,439	—	37,439	—
U.S. government obligations	1,500	—	1,500	—
Municipal bonds	44,478	—	44,478	—
Total AFS securities	$246,105	$—	$246,105	$—

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$4,855	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$36,092	$—	$36,092	$—
CMOs	146,932	—	146,932	—
U.S. Agency	9,733	—	9,733	—
Asset-backed securities issued by Others:
Residential CMOs	371	—	371	—
Callable GSE Agency Bonds	2,002	—	2,002	—
Certificates of Deposit Fixed	250	—	250	—
U.S. government obligations	1,489	—	1,489	—
Municipal bonds	11,318	—	11,318	—
Total AFS securities	$208,187	$—	$208,187	$—

Equity securities carried at fair value through income
CRA investment fund	$4,669	$—	$4,669	$—
Non-marketable equity securities
Other equity securities	$209	$—	$209	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 are included in the tables below.

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,483	$—	$—	$4,483
Commercial loans	—	—	—	—
Commercial equipment	—	—	—	—
Total loans with impairment	$4,483	$—	$—	$4,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$3,109	$—	$—	$3,109

(dollars in thousands)	December 31, 2019
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,371	$—	$—	$4,371
Commercial loans	1,110	—	—	1,110
Commercial equipment	2	—	—	2
Total loans with impairment	$5,483	$—	$—	$5,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$7,773	$—	$—	$7,773
Loans with impairment have unpaid principal balances of $5.8 million and $6.3 million at December 31, 2020 and 2019, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2020 and December 31, 2019.

December 31, 2020
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Loans with impairment	$4,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% - 23%
Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% - 10%
Other real estate owned	$3,109	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 47%

December 31, 2019
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Loans with impairment	$5,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 13%
Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% - 10%
Other real estate owned	$7,773	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 18%
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Valuation Methodology
During the three months ended March 31, 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit prices when measuring the fair value of financial instruments for disclosure purposes. The other requirements of ASU 2016-01 are described in Note 1. Fair values at December 31, 2020 and December 31, 2019 were measured using an “exit price” notion.
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
FHLB stock - Fair values are at cost, which is the carrying value of the securities.
Accrued Interest Receivable - Carrying amount is the estimated fair value.
Investment in bank owned life insurance (“BOLI”) - Fair values are at cash surrender value.

Loans receivable - The fair values for non-impaired loans are estimated using discounted cash flow analysis, applying interest rates currently being offered for loans with similar terms and credit quality. Internal prepayment risk models are used to adjust contractual cash flows.
Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. After evaluating the underlying collateral, the fair value is determined by allocating specific reserves from the allowance for loan losses to the impaired loans.
Deposits - The fair values of checking accounts, saving accounts and money market accounts were the amount payable on demand at the reporting date.
Time certificates - The fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.
Long-term debt and short-term borrowings - These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.
Guaranteed preferred beneficial interest in junior subordinated securities ("TRUPs") - These were valued using discounted cash flows. The discount rate was equal to the rate currently offered on similar borrowings.
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
The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$246,105	$246,105	$—	$246,105	$—
Equity securities carried at fair value through income	4,855	4,855	—	4,855	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,777	2,777	—	2,777	—
Net loans receivable	1,594,075	1,581,922	—	—	1,581,922
Accrued Interest Receivable	8,717	8,717	—	8,717	—
Investment in BOLI	38,061	38,061	—	38,061	—
Liabilities
Savings, NOW and money market accounts	$1,391,746	$1,391,746	$—	$1,391,746	$—
Time deposits	353,856	355,478	—	355,478	—
Short-term borrowings	—	—	—	—	—
Long-term debt	27,302	27,805	—	27,805	—
TRUPs	12,000	9,444	—	9,444	—
Subordinated notes	19,526	20,106	—	20,106	—

December 31, 2019	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$208,187	$208,187	$—	$208,187	$—
Equity securities carried at fair value through income	4,669	4,669	—	4,669	—
Non-marketable equity securities in other financial institutions	209	209	—	209	—
FHLB Stock	3,447	3,447	—	3,447	—
Net loans receivable	1,445,109	1,424,506	—	—	1,424,506
Accrued Interest Receivable	5,019	5,019	—	5,019	—
Investment in BOLI	37,180	37,180	—	37,180	—
Liabilities
Savings, NOW and money market accounts	$1,117,668	$1,117,668	$—	$1,117,668	$—
Time deposits	394,169	396,492	—	396,492	—
Short-term borrowings	5,000	5,007	—	5,007	—
Long-term debt	40,370	40,588	—	40,588	—
TRUPs	12,000	10,129	—	10,129	—
Subordinated notes	23,000	23,031	—	23,031	—
At December 31, 2020 and 2019, the Company had outstanding loan commitments of $66.5 million and $96.6 million, respectively, and standby letters of credit of $20.0 million and $22.3 million, respectively. Additionally, at December 31, 2020 and 2019, customers had $225.5 million and $230.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and 2019, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 22 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY
Balance Sheets

(dollars in thousands)	December 31,
	2020	2019
Assets
Cash - noninterest bearing	$12,076	$3,268
Cash - interest bearing	—	10,759
Investment in wholly-owned subsidiaries	217,514	202,976
Other assets	1,423	1,214
Total Assets	$231,013	$218,217

Liabilities and Stockholders' Equity
Current liabilities	$1,102	$1,351
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 4.75% and 6.25%, respectively	19,526	23,000
Total Liabilities	33,000	36,723

Stockholders' Equity
Common stock	59	59
Additional paid in capital	95,965	95,474
Retained earnings	97,944	85,059
Accumulated other comprehensive income	4,504	1,504
Unearned ESOP shares	(459)	(602)
Total Stockholders’ Equity	198,013	181,494

Total Liabilities and Stockholders’ Equity	$231,013	$218,217
Condensed Statements of Income

(dollars in thousands)	Years Ended December 31,
	2020	2019
Interest and Dividend Income
Dividends from subsidiary	$17,000	$4,500
Interest income	46	65
Interest expense	779	2,023
Net Interest Income	16,267	2,542
Miscellaneous expenses	(2,302)	(2,408)
Income before income taxes and equity in undistributed net income of subsidiary	13,965	134
Federal and state income tax benefit	647	954
Equity in undistributed net income of subsidiary	1,524	14,184
Net Income	$16,136	$15,272

Condensed Statements of Cash Flows

(dollars in thousands)	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$16,136	$15,272
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(1,524)	(14,184)
Amortization of debt issuance costs	10	—
Stock based compensation	343	329
(Increase) decrease in other assets	(169)	164
(Increase) decrease in deferred income tax benefit	(41)	11
(Decrease) increase in current liabilities	(248)	126
Net Cash Provided by Operating Activities	14,507	1,718

Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities
Dividends paid	(2,819)	(2,668)
Proceeds from public offering	—	10,632
Capital to subsidiary	(10,000)	—
Proceeds from subordinated notes - 4.75%	19,516	—
Payment of subordinated notes - 6.25%	(23,000)	—
Net change in unearned ESOP shares	143	116
Repurchase of common stock	(298)	(17)
Net Cash (Used in) Provided by Financing Activities	(16,458)	8,063
(Decrease) Increase in Cash	(1,951)	9,781
Cash at Beginning of Year	14,027	4,246
Cash at End of Year	$12,076	$14,027

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
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
(b)Internal Controls Over Financial Reporting
Management’s annual report on internal control over financial reporting is provided at Item 8 in this Form 10-K.
(c)Changes to Internal Control Over Financial Reporting
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item 1 – Election of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2021 (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2020, is incorporated herein by reference. For information concerning the executive officers of the Company, the information contained under the section captioned "Corporate Governance - Executive Officers" in the Proxy Statement is incorporated herein by reference.
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
(d) Equity Compensation Plan Information
The Company’s Tri-County 2005 Equity Compensation Plan was terminated in May 2015 and replaced with the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. There were no outstanding options issued under any plan as of December 31, 2020.
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
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated as of July 31, 2017 by and among The Community Financial Corporation, Community Bank of the Chesapeake and County First Bank	Exhibit 2.1 to the Form 8-K as filed on August 1, 2017
3.1	Articles of Incorporation as Amended and Restated of The Community Financial Corporation	Exhibit 3.1 to the Form S-4 (Registration No. 333-220455).
3.3	Amended and Restated Bylaws of The Community Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on August 20, 2020
3.4	Amendment No. 1 to the Amended and Restated Bylaws of The Community Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on December 23, 2020
4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on February 4, 2015
4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Form 8-K as filed on February 4, 2015
4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Exhibit A to Exhibit 4.2 to the Form 8-K as filed on February 4, 2015
4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934	Exhibit 4.5 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
4.6	Indenture, dated as of October 14, 2020, by and between The Community Financial Corporation and UMB Bank National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on October 14, 2020
4.7	Form of 4.75% Fixed-to-Floating Rate Subordinated Note due 2030 of The Community Financial Corporation	Exhibit A-1 to Exhibit 4.1 to the Form 8-K as filed on October 14, 2020
10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Exhibit 10.5 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.7*	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.

Exhibit No	Description	Incorporated by Reference to

10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on March 25, 2015
10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.38*	Split Dollar Agreement with James Burke dated March 15, 2011	Exhibit 10.38 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Exhibit 10.44 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Exhibit 10.45 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.55*	Employment Agreement by and among Community Bank of the Chesapeake, William J. Pasenelli and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.56*	Employment Agreement by and among Community Bank of the Chesapeake, Todd L. Capitani and The Community Financial Corporation, as guarantor	Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.57*	Employment Agreement by and among Community Bank of the Chesapeake, James M. Burke and The Community Financial Corporation, as guarantor	Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
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
Exhibit 10.15 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

Exhibit No	Description	Incorporated by Reference to

10.72*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with William J. Pasenelli	Exhibit 10.18 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.73*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Todd L. Capitani	Exhibit 10.19 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.74*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James M. Burke	Exhibit 10.20 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.77*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Christy Lombardi	Exhibit 10.23 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.78*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019	Exhibit 10.78 to the Form 10-K for the year ended December 31, 2018 as filed on March 7, 2019
10.79*	Consulting Agreement, effective April 1, 2019, by and between Community Bank of the Chesapeake and James F. Di Misa	Exhibit 10.2 to the Form 8-K as filed on April 5, 2019
10.80*	Amendment No. 1 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, effective December 19, 2019	Exhibit 10.1 to the Form 8-K as filed on December 23, 2019
10.81*	Amended and Restated Employment Agreement by and among Community Bank of the Chesapeake, Christy Lombardi and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 8-K as filed on April 5, 2019
10.82*	Change in Control Agreement by and among Community Bank of the Chesapeake, John Chappelle and The Community Financial Corporation, as guarantor	Exhibit 10.82 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.83*	Change in Control Agreement by and among Community Bank of the Chesapeake, B. Scot Ebron and The Community Financial Corporation, as guarantor	Exhibit 10.83 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.84*	Change in Control Agreement by and among Community Bank of the Chesapeake, Lacey Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.84 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.85*	Change in Control Agreement by and among Community Bank of the Chesapeake, Patrick Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.85 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.86*	Change in Control Agreement by and among Community Bank of the Chesapeake, Talal Tay and The Community Financial Corporation, as guarantor	Exhibit 10.86 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.87*	Amendment No. 2 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, dated April, 2020, as amended December 19, 2020	Exhibit 10.1 to the Form 8-K as filed on December 23, 2020
10.88	Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.1 to the Form 8-K as filed on October 14, 2020
10.89	Form of Registration Rights Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.2 to the Form 8-K as filed on October 14, 2020
14.0	Code of Ethics	Exhibit 14 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017

Exhibit No	Description	Incorporated by Reference to

21.0	List of Subsidiaries	Filed herewith
23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes in the Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 4, 2021	By:	/s/ William J. Pasenelli
William J. Pasenelli Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Austin J. Slater, Jr.	By:	/s/ William J. Pasenelli
	Austin J. Slater, Jr.		William J. Pasenelli
	Director, Chairman of the Board		CEO, Director, Vice-Chairman of the Board
(Principal Executive Officer)
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/ Todd L. Capitani	By:	/s/ James M. Burke
	Todd L. Capitani		James M. Burke
	Chief Financial Officer and Executive Vice President		Director
	(Principal Financial and Accounting Officer)		President
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/Louis P. Jenkins, Jr	By:	/s/ Joseph V. Stone, Jr.
	Louis P. Jenkins, Jr.		Joseph V. Stone, Jr.
	Director		Director
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/ E. Lawrence Sanders, III	By:	/s/ Michael B. Adams
	E. Lawrence Sanders, III		Michael B. Adams
	Director		Director
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/ Kimberly C. Briscoe-Tonic	By:	/s/ Rebecca M. McDonald
	Kimberly C. Briscoe-Tonic		Rebecca M. McDonald
	Director		Director
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/ Kathryn M. Zabriskie	By:	/s/ Gregory C. Cockerham
	Kathryn M. Zabriskie		Gregory C. Cockerham
	Director		Director
	Date: March 4, 2021		Date: March 4, 2021

By:	/s/ James F. Di Misa
James F. Di Misa
Director
Date: March 4, 2021