Form 10-Q
period 2021-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2021-05-11
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of April 30, 2021, the registrant had 5,898,996 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition that we have undertaken or that undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments; and the inability of employees to work due to illness, quarantine, or government mandates); the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future, may not be realized within the expected time frames; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2020, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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
You are cautioned not to place undue reliance on the forward-looking statements contained in this document in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$126,834	$56,887
Federal funds sold	43,614	—
Interest-bearing deposits with banks	17,390	20,178
Securities available for sale ("AFS"), at fair value	253,348	246,105
Equity securities carried at fair value through income	4,787	4,855
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	2,036	2,777
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	112,485	107,960
Portfolio Loans Receivable net of allowance for loan losses of $18,256 and $19,424	1,489,806	1,486,115
Net loans	1,602,291	1,594,075
Goodwill	10,835	10,835
Premises and equipment, net	20,540	20,271
Premises and equipment held for sale	430	430
Other real estate owned ("OREO")	2,329	3,109
Accrued interest receivable	7,337	8,717
Investment in bank owned life insurance	38,275	38,061
Core deposit intangible	1,394	1,527
Net deferred tax assets	8,671	7,909
Right of use assets - operating leases	6,391	7,831
Other assets	2,822	2,665
Total Assets	$2,149,531	$2,026,439
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$406,319	$362,079
Interest-bearing deposits	1,461,577	1,383,523
Total deposits	1,867,896	1,745,602
Long-term debt	27,285	27,302
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,468	19,526
Lease liabilities - operating leases	6,614	8,088
Accrued expenses and other liabilities	15,509	15,908
Total Liabilities	1,948,772	1,828,426

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,897,685 and 5,903,613 shares, respectively	59	59
Additional paid in capital	96,181	95,965
Retained earnings	103,294	97,944
Accumulated other comprehensive income	1,684	4,504
Unearned ESOP shares	(459)	(459)
Total Stockholders’ Equity	200,759	198,013
Total Liabilities and Stockholders’ Equity	$2,149,531	$2,026,439
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2021	2020
Interest and Dividend Income
Loans, including fees	$16,592	$16,502
Interest and dividends on investment securities	1,064	1,469
Interest on deposits with banks	22	68
Total Interest and Dividend Income	17,678	18,039
Interest Expense
Deposits	802	3,044
Short-term borrowings	—	69
Long-term debt	367	573
Total Interest Expense	1,169	3,686
Net Interest Income	16,509	14,353
Provision for loan losses	295	4,100
Net Interest Income After Provision For Loan Losses	16,214	10,253
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	198	14
Net gains on sale of investment securities	586	329
Unrealized (loss) gain on equity securities	(85)	75
Income from bank owned life insurance	214	219
Service charges	1,187	982
Referral fee income	451	502
Loss on sale of loans	(191)	—
Total Noninterest Income	2,360	2,121
Noninterest Expense
Compensation and benefits	4,788	5,188
Occupancy expense	761	734
Advertising	79	121
Data processing expense	936	928
Professional fees	640	626
Depreciation of premises and equipment	147	158
FDIC Insurance	252	170
OREO valuation allowance and expenses	181	782
Core deposit intangible amortization	133	157
Other expenses	2,231	819
Total Noninterest Expense	10,148	9,683
Income before income taxes	8,426	2,691
Income tax expense (benefit)	2,127	(57)
Net Income	$6,299	$2,748
Earnings Per Common Share
Basic	$1.07	$0.47
Diluted	$1.07	$0.47
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net Income	$6,299	$2,748
Net unrealized holding (loss) gains arising during period, net of tax (benefit) expense of $(1,147) and $457, respectively.	(3,253)	1,412
Reclassification adjustment for gains included in net income, net of tax expense of $153 and $86, respectively.	433	243
Comprehensive Income	$3,479	$4,403
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2021 and 2020

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	6,299	—	—	6,299
Unrealized holding loss on investment securities net of tax $(994)	—	—	—	(2,820)	—	(2,820)
Cash dividend at $0.125 per common share	—	—	(704)	—	—	(704)
Dividend reinvestment	—	35	(35)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(5)	—	—	—	(5)
Repurchase of common stock	—	—	(210)	—	—	(210)
Stock based compensation	—	186	—	—	—	186
Balance at March 31, 2021	$59	$96,181	$103,294	$1,684	$(459)	$200,759

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	2,748	—	—	2,748
Unrealized holding gain on investment securities net of tax $543	—	—	—	1,655	—	1,655
Cash dividend at $0.125 per common share	—		(702)	—	—	(702)
Dividend reinvestment	—	35	(35)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Stock based compensation	—	76		—	—	76
Balance at March 31, 2020	$59	$95,581	$87,070	$3,159	$(602)	$185,267
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020

Cash Flows from Operating Activities
Net income	$6,299	$2,748
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	295	4,100
Depreciation and amortization	399	403
Loss on sale of loans	191	—
Net (gain) loss on the sale of OREO	(22)	3
Gains on sales of investment securities	(586)	(329)
Unrealized loss (gain) on equity securities	85	(75)
Net amortization of premium/discount on investment securities	108	(29)
Net accretion of merger accounting adjustments	(90)	(222)
Net amortization of debt issuance costs	(58)	—
Amortization of core deposit intangible	133	157
Amortization of right of use asset	128	—
Net change in right of use assets and lease liabilities	(161)	27
Increase in OREO valuation allowance	180	732
Increase in cash surrender value of bank owned life insurance	(214)	(219)
Increase in deferred income tax benefit	232	(796)
Decrease (increase) in accrued interest receivable	1,380	(58)
Stock based compensation	186	76
Net change due to deficit of fair market value over cost of leveraged ESOP shares released	(5)	(4)
Decrease (increase) in net deferred loan costs	1,240	(181)
Decrease in accrued expenses and other liabilities	(399)	(1,325)
(Increase) decrease in other assets	(158)	2,977
Net Cash Provided by Operating Activities	9,163	7,985

Cash Flows from Investing Activities
Purchase of AFS investment securities	(35,557)	(53,919)
Proceeds from redemption or principal payments of AFS investment securities	12,420	8,572
Proceeds from sale of AFS investment securities	12,540	41,902
Net decrease (increase) of FHLB stock	742	(2,179)
Net change in loans	(18,710)	(35,675)
Purchase of premises and equipment	(668)	(46)
Proceeds from sale of OREO	622	700
Proceeds from sale of loans	8,858	—
Net Cash Used in Investing Activities	(19,753)	(40,645)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net increase in deposits	$122,294	$752
Proceeds from long-term debt	—	27,000
Payments of long-term debt	(17)	(17)
Net increase in short term borrowings	—	22,000
Payments of subordinated notes - 6.25%	—	(23,000)
Dividends paid	(704)	(702)
Repurchase of common stock	(210)	—
Net Cash Provided by Financing Activities	121,363	26,033
Increase (decrease) in Cash and Cash Equivalents	110,773	(6,627)

Cash and Cash Equivalents - January 1	77,065	32,469
Cash and Cash Equivalents - March 31	$187,838	$25,842

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$1,105	$4,331
Income taxes	$—	$—

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$—	$303
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
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2020 have been derived from audited Consolidated Financial Statements. Additions to the Company’s accounting policies are disclosed in the 2020 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the three months March 31, 2021 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s 2020 Annual Report on Form 10-K.
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

Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses ("ALLL"), real estate acquired in the settlement of loans ("OREO"), fair value of financial instruments, fair value of assets acquired and liabilities assumed in a business combination, evaluating other-than-temporary-impairment ("OTTI") of investment securities and valuation of deferred tax assets.
COVID-19
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic. The COVID-19 pandemic adversely impacted many of the Company's customers and impaired their abilities to fulfill their financial obligations to the Company. In response to the likely effects on the economy of the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25%. These reductions in interest rates along with the other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations. Please refer to Management's Discussion and Analysis for further discussion.

New Accounting Policy
COVID-19 Deferrals
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Under the March 22, 2020 interagency statement loan modifications were required to be executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The Consolidated Appropriations Act that was signed into law on December 27, 2020 extended the loan modification date to the earlier of (A) January 1, 2022 or (B) 60 days after the date on which the national COVID-19 emergency terminates. This interagency guidance is expected to have a material impact on the Company's Consolidated Financial Statements.
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
In keeping with regulatory guidance to work with borrowers as outlined in the CARES Act, the Company offered payment deferral programs for its business and individual customers who were adversely affected by the pandemic. Generally, depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would be reversed. Given the ongoing uncertainty regarding the length and economic impact of the COVID-19 crisis and the effects of various government stimulus programs, the estimated number and dollar impact of loan deferrals the Company could execute is subject to change. As of March 31, 2021 and December 31, 2020, the Company had $23.1 million and $35.4 million of loan deferrals, respectively, which represented 1.53% and 2.35% of gross portfolio loans, respectively.
See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2020 Annual Report on Form 10-K for a list of policies in effect as of December 31, 2020.
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The ASU also simplifies the accounting model for purchase credit impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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
In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of this date and plans to adopt the standard with the amended effective date. The Company continues to work through implementation and continues collecting and retaining loan and credit data and evaluating various loss estimation models. Management expects to recognize a one-time cumulative effect adjustment to the allowance for credit losses as of the beginning of the first reporting period in which the standard is effective. While the Company currently cannot reasonably estimate the impact of adopting this standard, the Company expects the impact will be influenced by the composition, characteristics and quality of its loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.
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

NOTE 2 – SECURITIES
Amortized cost and fair values of investment securities at March 31, 2021 are summarized as follows:

	March 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$37,204	$1,367	$191	$38,380
Residential Collateralized Mortgage Obligations ("CMOs")	132,294	1,575	1,221	132,648
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	271	10	6	275
Student Loan Trust ABSs	39,925	625	70	40,480
Municipal bonds	36,914	521	314	37,121
U.S. government obligations	4,463	—	19	4,444
Total AFS Securities	$251,071	$4,098	$1,821	$253,348

Equity securities carried at fair value through income
CRA investment fund	$4,787	$—	$—	$4,787
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$256,065	$4,098	$1,821	$258,342
Amortized cost and fair values of investment securities at December 31, 2020 are summarized as follows:

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$33,248	$1,735	$30	$34,953
Residential Collateralized Mortgage Obligations ("CMOs")	125,564	2,180	297	127,447
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	292	5	9	288
Student Loan Trust ABSs	37,141	386	88	37,439
Municipal bonds	42,268	2,210	—	44,478
U.S. government obligations	1,500	—	—	1,500
Total AFS Securities	$240,013	$6,516	$424	$246,105

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$—	$4,855
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$245,075	$6,516	$424	$251,167

At March 31, 2021 and December 31, 2020 securities with an amortized cost of $46.7 million and $48.2 million were pledged to secure certain customer deposits. At March 31, 2021, and December 31, 2020, no securities were pledged as collateral for advances from the FHLB of Atlanta.
During the quarter ended March 31, 2021, the Company recognized net gains of $0.6 million on the sale of 10 AFS securities with aggregate carrying values of $11.9 million. During the year ended December 31, 2020, the Company recognized net gains of $1.4 million on the sale of 42 AFS securities with aggregate carrying values of $62.5 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2021, the details of which are included in the following table. Although these securities, if sold at March 31, 2021 would result in a pretax loss of $1.8 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities are due to general market conditions which reflect prospects for the economy as a whole. When determining OTTI, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2021, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to OTTI were made during the three months ended March 31, 2021 and the year ended December 31, 2020.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at March 31, 2021, and December 31, 2020 were as follows:

March 31, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$42,247	$1,406	$1,202	$6	$43,449	$1,412
Asset-backed securities issued by Others	—	—	78	6	78	6
Student Loan Trust ABSs	2,852	24	5,055	46	7,907	70
Municipal bonds	9,511	199	8,391	115	17,902	314
U.S. government obligations	2,945	19	—	—	2,945	19
	$57,555	$1,648	$14,726	$173	$72,281	$1,821

December 31, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$32,281	$320	$670	$7	$32,951	$327
Asset-backed securities issued by Others	—	—	87	9	87	9
Student Loan Trust ABSs	12,511	88	—	—	12,511	88
	$44,792	$408	$757	$16	$45,549	$424

AFS asset-backed securities issued by GSEs are guaranteed by the issuer and U.S. government agency securities and bonds are guaranteed by the full faith and credit of the U.S. government. At March 31, 2021 and December 31, 2020, total unrealized losses were $1.8 million and $0.4 million of the portfolio amortized cost of $251.1 million and $240.0 million, respectively.
At March 31, 2021 and December 31, 2020, AFS asset-backed securities issued by GSEs and U.S. Agencies with unrealized losses had amortized cost of $44.9 million and $33.3 million, respectively, with the unrealized losses of $1.4 million and $0.3 million, respectively. At March 31, 2021 and December 31, 2020, AFS asset-backed securities issued by student loan trust and others with unrealized losses had amortized cost of $8.0 million and $12.6 million, respectively, with unrealized losses of $70,000 and $88,000, respectively. The Company's amortized cost investment of $39.9 million in student loan trusts are 97% U.S. government guaranteed. At March 31, 2021, AFS municipal bonds issued by states, political subdivisions, or agencies with unrealized losses had amortized cost of $18.2 million, with unrealized losses of $0.3 million. At December 31, 2020, AFS municipal bonds issued by states, political subdivisions, or agencies had no unrealized losses. Management believes that the securities will either recover in market value or be paid off as agreed.
Maturities
The amortized cost and estimated fair value of debt securities at March 31, 2021, and December 31, 2020 by contractual maturity, are shown below. The Company has allocated the AFS securities into the four maturity groups listed below using the expected average life of the individual securities based on statistics provided by industry sources. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$24,334	$24,554	$36,165	$37,084
Over one year through five years	59,975	60,519	60,669	62,209
Over five years through ten years	94,889	95,750	67,158	68,862
After ten years	71,873	72,525	76,021	77,950
Total AFS securities	$251,071	$253,348	$240,013	$246,105

NOTE 3 – LOANS
Loans consist of the following:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Total	% of Gross Loans	Total	% of Gross Loans
Portfolio Loans:
Commercial real estate	$1,081,111	71.74%	$1,049,147	69.75%
Residential first mortgages	115,803	7.68%	133,779	8.89%
Residential rentals	137,522	9.12%	139,059	9.24%
Construction and land development	38,446	2.55%	37,520	2.49%
Home equity and second mortgages	29,363	1.95%	29,129	1.94%
Commercial loans	42,689	2.83%	52,921	3.52%
Consumer loans	1,415	0.09%	1,027	0.07%
Commercial equipment	60,834	4.04%	61,693	4.10%
Gross portfolio loans	1,507,183	100.00%	1,504,275	100.00%
Less:
Net deferred costs	879	0.06%	1,264	0.08%
Allowance for loan losses	(18,256)	(1.21)%	(19,424)	(1.29)%
	(17,377)		(18,160)
Net portfolio loans	$1,489,806		$1,486,115

U.S. SBA PPP loans	$115,700		$110,320
Net deferred fees	(3,215)		(2,360)
Net U.S. SBA PPP Loans	$112,485		$107,960

Total net loans	$1,602,291		$1,594,075

Gross Loans	$1,622,883		$1,614,595
The Company has segregated its loans into two categories; portfolio loans and U.S. SBA PPP loans.
During the quarter ended March 31, 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million for proceeds of $8.9 million and recognized a loss of $0.2 million.
Deferred Costs/Fees
Portfolio net deferred costs of $0.9 million at March 31, 2021 included deferred fees paid by customers of $3.5 million offset by deferred costs of $4.4 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs in accordance with ASC 310-20. Net deferred loan costs of $1.3 million at December 31, 2020 included deferred fees paid by customers of $3.4 million offset by deferred costs of $4.7 million.
U.S. SBA PPP loan net deferred fees of $3.2 million at March 31, 2021 included deferred fees paid by the U.S. SBA of $3.7 million partially offset by deferred costs of $0.4 million. U.S. SBA PPP net deferred loan fees of $2.4 million at December 31, 2020 included deferred fees paid by the SBA of $2.9 million offset by deferred costs of $0.5 million. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each individual U.S. SBA PPP loan. Net deferred fees include fees (deferred fees) paid to participant banks for each U.S. SBA PPP loan underwritten and funded net of costs incurred to underwrite the loans (deferred costs). Net deferred fees will be recognized in income when the U.S. SBA PPP loan is forgiven or paid.

Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At March 31, 2021 and December 31, 2020, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 5.5% and 6.9% of the CRE portfolio at March 31, 2021 and December 31, 2020, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Loans secured by commercial real estate are larger and involve greater risks than 1-4 family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
At March 31, 2021 and December 31, 2020, the largest outstanding commercial real estate loans were $20.7 million and $20.7 million, respectively, which were secured by commercial real estate and performing according to their terms.
Residential First Mortgages
Residential first mortgage loans are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from 10 to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages. The Bank did not purchase any residential first mortgages during the three months ended March 31, 2021. During the year ended December 31, 2020, the Bank purchased residential first mortgages of $22.0 million.
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $27.9 million or 1.9% of total gross portfolio loans of $1.5 billion at March 31, 2021 compared to $33.6 million or 2.2% of total gross portfolio loans of $1.5 billion at December 31, 2020.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of March 31, 2021, and December 31, 2020, the Bank serviced $21.5 million and $23.9 million, respectively, in residential mortgage loans for others.
Residential Rentals
Residential rental mortgage loans are amortizing, with principal and interest due each month. The loans are secured by income-producing 1-4 family units and apartments. As of March 31, 2021, and December 31, 2020, $104.9 million and $105.9 million, respectively, were 1-4 family units and $32.6 million and $33.2 million, respectively, were apartment buildings or multi-family units. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years. The primary security on a residential rental loan is the property and the leases that produce income. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential rental portfolio was $118.3 million or 7.8% of total gross portfolio loans of $1.5 billion at March 31, 2021 compared to $118.5 million or 7.9% of total gross portfolio loans of $1.5 billion at December 31, 2020.

Loans secured by residential rental properties involve greater risks than 1-4 family residential mortgage loans. Although, there are similar risk characteristics shared with commercial real estate loans, the balances for the loans secured by residential rental properties are generally smaller. Payments on loans secured by residential rental properties are dependent on the successful operation of the properties; and repayment of these loans may be subject to more volatile conditions in the rental real estate market or the economy than similar owner-occupied properties.
At March 31, 2021 and December 31, 2020, the largest outstanding residential rental mortgage loan was $9.5 million which was secured by over 120 single family homes located in the Bank’s market area. The loan was performing according to its terms.
Construction and Land Development
The Bank offers loans for the construction of 1-4 family dwellings. Generally, these loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building. The Bank’s construction and land development portfolio was $38.4 million or 2.6% of total gross portfolio loans at March 31, 2021 compared to $37.5 million or 2.5% of total gross portfolio loans at December 31, 2020.
A decline in demand for new housing might adversely affect the ability of borrowers to repay these loans. Construction and land development loans are inherently riskier than financing owner-occupied real estate. The Bank’s risk of loss is affected by the accuracy of the initial estimate of the market value of the completed project as well as the accuracy of the cost estimates to complete the project. In addition, volatility in the real estate market can make it difficult to ensure that the valuation of land associated with these loans is accurate. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete development. If the estimate of value proves to be inaccurate, a project’s value might be insufficient to assure full repayment. As a result of these factors, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank forecloses on a project, there can be no assurance that the Bank will be able to recover all of the unpaid balance of principal, accrued interest, and related foreclosure and holding costs.
Home Equity and Second Mortgage Loans
The Bank maintains a portfolio of home equity and second mortgage loans. The Bank’s home equity and second mortgage portfolio was $29.4 million or 1.9% of total gross portfolio loans of $1.5 billion at March 31, 2021 compared to $29.1 million or 1.9% of total gross portfolio loans of $1.5 billion at December 31, 2020. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.
Commercial Loans
The Bank offers its customers commercial loan products including term loans, demand loans and lines of credit. Such loans are generally made for terms of five years or less. The Bank offers both fixed-rate and adjustable-rate loans. The portfolio consists primarily of demand loans and lines of credit. When making commercial business loans, the Bank considers the financial condition of the borrower, the borrower’s payment history of both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates, the value of the collateral, and the borrower’s ability to service the debt from income. These loans are primarily secured by equipment, real property, accounts receivable or other security as determined by the Bank. Commercial loans are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. In the case of business failure, collateral would need to be liquidated to provide repayment for the loan. In many cases, the highly specialized nature of collateral would make full recovery from its sale unlikely.

The Bank’s commercial loan portfolio was $42.7 million or 2.8% of total gross portfolio loans of $1.5 billion at March 31, 2021 compared to $52.9 million or 3.5% of total gross portfolio loans of $1.5 billion at December 31, 2020.
Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. Consumer loans entail greater risk than other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.

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

The Bank’s commercial equipment portfolio was $60.8 million or 4.0% of total gross portfolio loans of $1.5 billion at March 31, 2021 compared to $61.7 million or 4.1% of total gross portfolio loans of $1.5 billion at December 31, 2020.
U.S. SBA PPP Loans
The U.S. SBA PPP loan was created to address economic hardships resulting from the COVID-19 pandemic. As of March 31, 2021, the Company had originated 865 U.S. SBA PPP loans with balances of $115.7 million. The program is designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. U.S. SBA PPP loans carry a two or five-year term at a 1% annual interest rate until the loan is either forgiven or paid. At March 31, 2021, 52.61% or $60.9 million of these loans have a two-year term.
No credit issues are anticipated with U.S. SBA PPP loans as they are fully guaranteed by the Small Business Administration and the Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes all U.S. SBA PPP loans were underwritten in accordance with the program's guidelines. The U.S. SBA PPP guidelines indicate that lenders may rely on certifications of the borrower in order to determine eligibility and to rely on specified documents provided by the borrower to determine qualifying loan amount and eligibility for forgiveness. The guidelines further specify that lenders will be held harmless for a borrower's failure to comply with program criteria.
Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$5,200	2	$6,686	11	$11,886	13
Residential first mortgages	50	1	274	1	324	2
Residential rentals	—	—	736	5	736	5
Home equity and second mortgages	202	2	390	2	592	4
Commercial loans	—	—	—	—	—	—
Commercial equipment	—	—	85	3	85	3
	$5,452	5	$8,171	22	$13,623	27

	December 31, 2020
(dollars in thousands)	Non-accrual Delinquent Loans	Number of Loans	Non-accrual Current Loans	Number of Loans	Total Non-accrual Loans	Total Number of Loans
Commercial real estate	$11,428	9	$5,184	9	$16,612	18
Residential first mortgages	335	2	459	2	794	4
Residential rentals	—	—	275	2	275	2
Home equity and second mortgages	202	2	293	1	495	3
Commercial loans	—	—	—	—	—	—
Commercial equipment	—	—	46	3	46	3
	$11,965	13	$6,257	17	$18,222	30

Non-accrual loans decreased $4.6 million from $18.2 million or 1.13% of total loans at December 31, 2020 to $13.6 million or 0.84% of total loans at March 31, 2021. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
Non-accrual loans of $8.2 million (60%) were current with all payments of principal and interest with no impairment at March 31, 2021. Delinquent non-accrual loans were $5.5 million (40%) with specific reserves of $0.7 million at March 31, 2021. During the quarter ended March 31, 2021 , non-accrual loans decreased $4.6 million primarily as a result of the loan sale mentioned previously. At December 31, 2020, there were $6.3 million (34%) of non-accrual loans were current with all payments of principal and interest with no impairment and $12.0 million (66%) of non-accrual loans were delinquent with specific valuation reserves of $1.3 million.
Non-accrual loans at March 31, 2021 and December 31, 2020 included one and three TDRs totaling $2,000 and $1.52 million, respectively. These loans were classified as non-accrual solely for the calculation of financial ratios. Loan delinquency (total past due) decreased $5.3 million from $12.1 million, or 0.81% of loans, at December 31, 2020 to $6.8 million, or 0.45% of loans, at March 31, 2021.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $7.3 million and $12.4 million at March 31, 2021 and December 31, 2020, respectively. Interest due but not recognized on these balances at March 31, 2021 and December 31, 2020 was $56,000 and $0.4 million, respectively. Non-accrual loans with a specific allowance for impairment amounted to $6.3 million and $5.8 million at March 31, 2021 and December 31, 2020, respectively. Interest due but not recognized on these balances at March 31, 2021 and December 31, 2020 was $0.4 million and $0.4 million, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of past due loans as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$955	$—	$5,201	$6,156	$1,550	$1,073,405	$1,081,111
Residential first mortgages	133	—	50	183	—	115,620	115,803
Residential rentals	265	—	—	265	—	137,257	137,522
Construction and land dev.	—	—	—	—	—	38,446	38,446
Home equity and second mtg.	20	—	202	222	403	28,738	29,363
Commercial loans	—	—	—	—	—	42,689	42,689
Consumer loans	—	—	—	—	—	1,415	1,415
Commercial equipment	—	—	—	—	—	60,834	60,834
Total portfolio loans	$1,373	$—	$5,453	$6,826	$1,953	$1,498,404	$1,507,183

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$115,700	$115,700

	December 31, 2020
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$11,428	$11,428	$1,572	$1,036,147	$1,049,147
Residential first mortgages	—	—	335	335	—	133,444	133,779
Residential rentals	—	—	—	—	—	139,059	139,059
Construction and land dev.	—	—	—	—	—	37,520	37,520
Home equity and second mtg.	167	—	202	369	406	28,354	29,129
Commercial loans	—	—	—	—	—	52,921	52,921
Consumer loans	8	—	—	8	—	1,019	1,027
Commercial equipment	—	4	—	4	—	61,689	61,693
Total portfolio loans	$175	$4	$11,965	$12,144	$1,978	$1,490,153	$1,504,275

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$110,320	$110,320

There were no loans that were past due 90 days or greater accruing interest at March 31, 2021 and December 31, 2020.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at March 31, 2021 and 2020 and at December 31, 2020 were as follows:

	March 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$12,029	$5,641	$6,290	$11,931	$854	$11,937	$110	$11,937	$110
Residential first mortgages	794	751	—	751	—	756	11	756	11
Residential rentals	741	736	—	736	—	744	10	744	10
Home equity and second mtg.	666	651	—	651	—	657	4	657	4
Commercial loans	—	—	—	—	—	—	—	—	—
Commercial equipment	559	507	37	544	37	565	12	565	12
Total	$14,789	$8,286	$6,327	$14,613	$891	$14,659	$147	$14,659	$147

	March 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$22,527	$18,250	$4,064	$22,314	$367	$22,347	$140	$22,347	$140
Residential first mortgages	1,738	1,738	—	1,738	—	1,744	16	1,744	16
Residential rentals	656	656	—	656	—	658	6	658	6
Home equity and second mtg.	530	519	—	519	—	519	5	519	5
Commercial loans	2,906	1,807	1,099	2,906	932	2,951	—	2,951	—
Commercial equipment	949	576	350	926	350	939	15	939	15
Total	$29,306	$23,546	$5,513	$29,059	$1,649	$29,158	$182	$29,158	$182

	December 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$17,952	$11,915	$5,799	$17,714	$1,316	$17,729	$361
Residential first mortgages	2,001	1,989	—	1,989	—	2,043	70
Residential rentals	626	625	—	625	—	643	32
Home equity and second mtg.	568	555	—	555	—	559	15
Commercial loans	—	—	—	—	—	—	—
Commercial equipment	527	472	40	512	40	531	30
Total	$21,674	$15,556	$5,839	$21,395	$1,356	$21,505	$508
TDRs included in the impaired loan schedules above, as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$45	1	$1,376	2
Residential first mortgages	—	—	247	2
Commercial equipment	461	2	471	2
Total TDRs	$506	3	$2,094	6
Less: TDRs included in non-accrual loans	(2)	(1)	(1,522)	(3)
Total accrual TDR loans	$504	2	$572	3
TDRs decreased $1.59 million during the three months ended March 31, 2021 due to the previously discussed sale of three TDRs in the amount of $1.58 million and the principal paydowns of $11,000.
The Company had specific reserves of $0.4 million on six TDRs totaling $2.1 million at December 31, 2020. During the year ended December 31, 2020, TDR disposals, which included payoffs and refinancing, included three loans totaling $0.1 million. TDR loan principal curtailment was $53,000 for the year ended December 31, 2020. There was one TDR added during the year ended December 31, 2020 totaling $0.2 million.
Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the three months ended March 31, 2021 and 2020, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,247)	$1	$787	$13,285
Residential first mortgages	1,305	(142)	—	(139)	1,024
Residential rentals	1,413	(46)	—	(6)	1,361
Construction and land development	401	—	—	(36)	365
Home equity and second mortgages	261	—	1	1	263
Commercial loans	1,222	(50)	5	(165)	1,012
Consumer loans	20	—	—	9	29
Commercial equipment	1,058	—	15	(156)	917
	$19,424	$(1,485)	$22	$295	$18,256

Purchase Credit Impaired**	$—	$—	$—	$—	$—
_______________________________________
**There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

Three Months Ended	March 31, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$—	$—	$1,685	$9,083
Residential first mortgages	464	—	—	398	862
Residential rentals	397	—	—	305	702
Construction and land development	273	—	—	163	436
Home equity and second mortgages	149	—	1	108	258
Commercial loans	1,086	—	5	1,175	2,266
Consumer loans	10	—	—	5	15
Commercial equipment	1,165	—	13	261	1,439
	$10,942	$—	$19	$4,100	$15,061

Purchase Credit Impaired**	$—	$—	$—	$—	$—
_______________________________________
**There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at March 31, 2021 and 2020 and December 31, 2020.

	March 31, 2021				December 31, 2020				March 31, 2020
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$11,931	$1,067,630	$1,550	$1,081,111	$17,714	$1,029,861	$1,572	$1,049,147	$22,314	$953,634	$1,730	$977,678
Residential first mortgages	751	115,052	—	115,803	1,989	131,790	—	133,779	1,738	169,057	—	170,795
Residential rentals	736	136,786	—	137,522	625	138,434	—	139,059	656	132,360	—	133,016
Construction and land development	—	38,446	—	38,446	—	37,520	—	37,520	—	38,627	—	38,627
Home equity and second mortgages	651	28,309	403	29,363	555	28,168	406	29,129	519	35,023	395	35,937
Commercial loans	—	42,689	—	42,689	—	52,921	—	52,921	2,906	68,065	—	70,971
Consumer loans	—	1,415	—	1,415	—	1,027	—	1,027	—	1,134	—	1,134
Commercial equipment	544	60,290	—	60,834	512	61,181	—	61,693	926	61,005	—	61,931
	$14,613	$1,490,617	$1,953	$1,507,183	$21,395	$1,480,902	$1,978	$1,504,275	$29,059	$1,458,905	$2,125	$1,490,089
Allowance for loan losses:
Commercial real estate	$854	$12,431	$—	$13,285	$1,316	$12,428	$—	$13,744	$367	$8,716	$—	$9,083
Residential first mortgages	—	1,024	—	1,024	—	1,305	—	1,305	—	862	—	862
Residential rentals	—	1,361	—	1,361	—	1,413	—	1,413	—	702	—	702
Construction and land development	—	365	—	365	—	401	—	401	—	436	—	436
Home equity and second mortgages	—	263	—	263	—	261	—	261	—	258	—	258
Commercial loans	—	1,012	—	1,012	—	1,222	—	1,222	932	1,334	—	2,266
Consumer loans	—	29	—	29	—	20	—	20	—	15	—	15
Commercial equipment	37	880	—	917	40	1,018	—	1,058	350	1,089	—	1,439
	$891	$17,365	$—	$18,256	$1,356	$18,068	$—	$19,424	$1,649	$13,412	$—	$15,061

Credit Quality Indicators
Credit quality indicators as of March 31, 2021 and December 31, 2020 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	3/31/2021	12/31/2020	3/31/2021	12/31/2020	3/31/2021	12/31/2020
Unrated	$—	$162,434	$—	$1,036	$—	$47,605
Pass	1,065,163	866,648	38,446	36,484	136,786	90,633
Special mention	3,890	2,417	—	—	—	821
Substandard	12,058	17,648	—	—	736	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,081,111	$1,049,147	$38,446	$37,520	$137,522	$139,059

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	3/31/2021	12/31/2020	3/31/2021	12/31/2020	3/31/2021	12/31/2020
Unrated	$—	$12,962	$—	$26,585	$—	$250,622
Pass	42,689	39,959	56,872	31,091	1,339,956	1,064,815
Special mention	—	—	3,879	3,977	7,769	7,215
Substandard	—	—	83	40	12,877	17,688
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$42,689	$52,921	$60,834	$61,693	$1,360,602	$1,340,340

	Non-Commercial Portfolios **		U.S. SBA PPP Loans		Total Loans Portfolios
(dollars in thousands)	3/31/2021	12/31/2020	6/30/2020	12/31/2019	3/31/2021	12/31/2020
Unrated	$121,171	$136,792	$115,700	$110,320	$236,871	$497,734
Pass	24,471	25,125	—	—	1,364,427	1,089,940
Special mention	—	457	—	—	7,769	7,672
Substandard	939	1,561	—	—	13,816	19,249
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$146,581	$163,935	$115,700	$110,320	$1,622,883	$1,614,595
_______________________________________
**Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	3/31/2021	12/31/2020	3/31/2021	12/31/2020	3/31/2021	12/31/2020
Performing	$115,753	$133,444	$29,161	$28,927	$1,415	$1,027
Nonperforming	50	335	202	202	—	—
Total	$115,803	$133,779	$29,363	$29,129	$1,415	$1,027

A risk-grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Loans are graded at inception, annually thereafter when financial statements are received and at other times when there is an indication that a credit may have weakened or improved. At December 31, 2020 and prior, only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater were subject to being risk rated. During the quarter ended March 31, 2021, the Bank's policy was amended to risk rate all commercial loan relationships.
Home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages are evaluated for creditworthiness during credit due diligence before being purchased. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are TDRs or nonperforming loans with an Other Assets Especially Mentioned ("OAEM") or higher risk rating due to a delinquency payment history.
Management regularly reviews credit quality indicators as part of its individual loan reviews and on a quarterly basis. The overall quality of the Bank’s loan portfolio is assessed using the Bank’s risk-grading scale, the level and trends of net charge-offs, nonperforming loans and delinquencies, the performance of TDRs and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process. Loans subject to risk ratings are graded on a scale of one to ten. The Company considers loans rated substandard, doubtful and loss as classified assets for regulatory and financial reporting.
Ratings 1 thru 6 - Pass
Ratings 1 thru 6 have asset risks ranging from excellent-low to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.
Rating 7 - OAEM (Other Assets Especially Mentioned) – Special Mention
These credits, while protected by the financial strength of the borrowers, guarantors or collateral, have reduced quality due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. OAEM loans relationships are reviewed at least quarterly.
Rating 8 - Substandard
Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank's watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength or operating losses. When a loan is assigned to this category the Bank may estimate a specific reserve in the loan loss allowance analysis. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.
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

Purchased Credit-Impaired Loans and Acquired Loans ("PCI")
PCI loans had an unpaid principal balance of $2.3 million and a carrying value of $2.0 million at March 31, 2021. The carrying value of PCI loans represented 0.09% of total assets at March 31, 2021. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of a previously established allowance for loan losses from acquisition.
A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020 follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Accretable yield, beginning of period	$342	$677
Additions	—	—
Accretion	(31)	(139)
Reclassification from nonaccretable difference	—	—
Other changes, net	—	—
Accretable yield, end of period	$311	$538
At March 31, 2021 performing acquired loans, which totaled $55.4 million, included a $0.7 million net acquisition accounting fair market value adjustment, representing a 1.22% discount; and PCI loans which totaled $2.0 million, included a $0.3 million adjustment, representing a 14.24% discount. At December 31, 2020 acquired performing loans, which totaled $59.0 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $2.0 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the three months ended March 31, 2021 and 2020 there was $90,000 and $0.2 million, respectively, of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the fourth quarter of 2020 which resulted in a reclassification of $0.5 million, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of March 31, 2021 and December 31, 2020:

BY ACQUIRED AND NON-ACQUIRED	March 31, 2021	%	December 31, 2020	%
Acquired loans - performing	$55,381	3.41%	$58,999	3.66%
Acquired loans - purchase credit impaired ("PCI")	1,953	0.12%	1,978	0.12%
Total acquired loans	57,334	3.53%	60,977	3.78%
U.S. SBA PPP loans	115,700	7.13%	110,320	6.83%
Non-acquired loans**	1,449,849	89.34%	1,443,298	89.39%
Gross loans	1,622,883		1,614,595
Net deferred fees	(2,336)	(0.14)%	(1,096)	(0.07)%
Total loans, net of deferred fees	$1,620,547		$1,613,499
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2021	As of December 31, 2020

Goodwill	$10,835	$10,835

	As of March 31, 2021			As of December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible	$3,590	$(2,196)	$1,394	$3,590	$(2,063)	$1,527
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2021 is as follows:

(dollars in thousands)

Remainder of 2021	$362
2022	398
2023	302
2024	205
2025	109
Thereafter	18
$1,394
As of March 31, 2021, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At March 31, 2021 the Company had goodwill of $10.8 million or 5.40% of equity and CDI of $1.4 million or 0.69% of equity.
In the third quarter of 2020, management determined that the COVID-19 pandemic and its impact on the banking industry, was deemed a triggering event that required an interim impairment test for goodwill. Management engaged an independent consultant to perform a quantitative goodwill and CDI impairment analysis for the Company's single reporting unit, the Bank, as of September 15, 2020 ("the measurement date"). The impairment analysis used both market and income valuation approaches. The market approach analyzed transaction and control premium information for the Company and a selected peer group. The income approach analyzed discounted cash flows. The results of the methods were weighted to determine an overall value. Significant estimates and assumptions included, but were not limited to, projected profitability ratios, discount rates, cash flows projections selection and evaluation and selection of control premiums in appropriate market transactions and selection of peers.
In accordance with the Bank's policy, management performed its annual analyses of goodwill and CDI during the fourth quarter of 2020 and concluded that there was no impairment at December 31, 2020. At March 31, 2021, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the measurement date and the fourth quarter 2020 annual analyses that would indicate that it was more likely than not that goodwill or CDI was impaired.
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

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of OREO activity follows.

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2021	2020	2020
Balance at beginning of year	$3,109	$7,773	$7,773
Additions of underlying property	—	—	1,240
Disposals of underlying property	(600)	(703)	(2,882)
Valuation allowance	(180)	(732)	(3,022)
Balance at end of period	$2,329	$6,338	$3,109
During the three months ended March 31, 2021 and 2020, there were no OREO additions. During the three months ended March 31, 2021, the Company recognized net gains of $22,000 on the disposal of $0.6 million of residential lots. During the three months ended March 31, 2020, the Company disposed of a commercial lot with a carrying value of $0.7 million for proceeds of $0.7 million resulting in a loss of $3,000.
To adjust properties to current appraised values, additions to the valuation allowance were taken for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020.
Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020

Valuation allowance	$180	$732
Losses (gains) on dispositions	(22)	3
Operating expenses	23	47
	$181	$782
There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2021 and December 31, 2020.

NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	March 31, 2021		December 31, 2020
	Balance	%	Balance	%
Noninterest-bearing demand	$406,319	21.75%	$362,079	20.74%
Interest-bearing:
Demand	651,639	34.89%	590,159	33.81%
Money market deposits	355,680	19.04%	340,725	19.52%
Savings	105,590	5.65%	98,783	5.66%
Certificates of deposit	348,668	18.67%	353,856	20.27%
Total interest-bearing	1,461,577	78.25%	1,383,523	79.26%

Total Deposits	$1,867,896	100.00%	$1,745,602	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at March 31, 2021 and December 31, 2020 was $67.3 million and $64.3 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At March 31, 2021, the Bank had three customer deposit relationships that exceeded 2% of total deposits, totaling $308.9 million which represented 16.5% of total deposits. At December 31, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $238.8 million which represented 13.7% of total deposits. The reported concentrations at March 31, 2021 and December 31, 2020 were with local municipal agencies.
NOTE 7 – COMMITMENTS & CONTINGENCIES
Operating Leases
The Company's, operating lease agreements are primarily for leases of branches and office space. All of these leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right of use asset, net	$6,391	$7,831
Operating lease liability	$6,614	$8,088
Weighted average remaining lease term	17.43 years	18.21 years
Weighted average discount rate	3.49%	3.52%
Remaining lease term - min	0.0 years	0.7 years
Remaining lease term - max	24.0 years	24.0 years
During the quarter ended March 31, 2021, the Bank purchased the land under one of its existing branch locations and simultaneously terminated the associated land lease. Accordingly, the remaining unamortized right-of-use asset and the corresponding liability of approximately $1.4 million each were reduced to zero.
The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020

Operating lease cost	$197	$198

Cash paid for lease liability	$1,545	$172
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2021

Lease payments due:
Within one year	$572
After one but within two years	532
After two but within three years	539
After three but within four years	547
After four but within five years	588
After five years	6,272
Total undiscounted cash flows	$9,050
Discount on cash flows	2,436
Total lease liability	$6,614

NOTE 8 – GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES (“TRUPs”)
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

NOTE 9 – SUBORDINATED NOTES
On October 14, 2020, the Company entered into Subordinated Note Purchase Agreements (collectively, the "Purchase Agreements'') with qualified institutional buyers and accredited investors (collectively, the "Purchasers") pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum, expected to be the then-current-three-month Secured Overnight Financing Rate ("SOFR") provided by the Federal Reserve Bank of New York plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.6 million, which are being amortized over the life of the Notes.
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
On April 13, 2020, the regulatory agencies published an interim final rule, which permits banking organizations to exclude from regulatory capital requirements U.S. SBA PPP covered loans pledged under the PPPLF. The interim final rule also clarifies that U.S. SBA PPP covered loans as defined in section 7(a)(36) of the Small Business Act (15 U.S.C. 636(a)(36)) receive a zero percent risk weight.
The interim final rule modifies the agencies’ capital rule and allows PPPLF-eligible banking organizations to neutralize the regulatory effects of U.S. SBA PPP covered loans on their risk-based capital ratios, as well as U.S. SBA PPP covered loans pledged under the PPPLF on their leverage capital ratios. When calculating leverage capital ratios, a banking organization may exclude from average total consolidated assets and, as applicable, total leverage exposure a U.S. SBA PPP covered loan as of the date that it has been pledged under the PPPLF. Accordingly, a U.S. SBA PPP covered loan that has not been pledged as collateral in connection with an extension of credit under the PPPLF would be included in the calculation of the banking organization’s average total consolidated assets and, as applicable, total leverage exposure. On November 30, 2020, the Federal Reserve Board and U.S. Department of Treasury jointly announced the extension of the PPPLF facility to March 31, 2021.
As of March 31, 2021, and December 31, 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rules. Management believes, as of March 31, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Common equity		$200,759	$198,013	$221,447	$217,142
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(1,031)	(1,129)	(1,031)	(1,129)
AOCI (gains) losses		(1,684)	(4,504)	(1,684)	(4,504)
Common Equity Tier 1 Capital		187,209	181,545	207,897	200,674
TRUPs		12,000	12,000	—	—
Tier 1 Capital		199,209	193,545	207,897	200,674
Allowable reserve for credit losses and other Tier 2 adjustments		18,307	19,475	18,307	19,475
Subordinated notes		19,468	19,526	—	—
Tier 2 Capital		$236,984	$232,546	$226,204	$220,149
Risk-Weighted Assets ("RWA")		$1,597,777	$1,582,581	$1,596,308	$1,580,786
Average Assets ("AA")		$2,053,796	$2,025,061	$2,052,412	$2,023,325
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.72%	11.47%	13.02%	12.69%
Tier 1 Capital to RWA	8.50	12.47	12.23	13.02	12.69
Tier 2 Capital to RWA	10.50	14.83	14.69	14.17	13.93
Tier 1 Capital to AA (Leverage) (2)	n/a	9.70	9.56	10.13	9.92
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
Dividends paid by the Company are substantially funded from dividends received from the Bank. Federal and holding company regulations, as well as Maryland law, impose certain restrictions on capital distributions, including dividend payments and share repurchases. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

NOTE 11 – FAIR VALUE MEASUREMENTS
The Company adopted FASB ASC Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides a framework for measuring and disclosing fair value under U.S. GAAP. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, impaired loans).
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2021 or the year ended December 31, 2020.
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2021 and December 31, 2020, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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
Other Real Estate Owned ("OREO")
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$38,380	$—	$38,380	$—
CMOs	132,648	—	132,648	—
Asset-backed securities issued by Others:
Residential CMOs	275	—	275	—
Student Loan Trust ABSs	40,480	—	40,480	—
U.S. government obligations	4,444	—	4,444	—
Municipal bonds	37,121	—	37,121	—
Total AFS securities	$253,348	$—	$253,348	$—

Equity securities carried at fair value through income
CRA investment fund	$4,787	$—	$4,787	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$34,953	$—	$34,953	$—
CMOs	127,447	—	127,447	—
Asset-backed securities issued by others:
Residential CMOs	288	—	288	—
Student Loan Trust ABSs	37,439	—	37,439	—
U.S. government obligations	1,500	—	1,500	—
Municipal bonds	44,478	—	44,478	—
Total AFS securities	$246,105	$—	$246,105	$—

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$4,855	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 were included in the tables below.

(dollars in thousands)	March 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$5,436	$—	$—	$5,436
Total loans with impairment	$5,436	$—	$—	$5,436
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$2,329	$—	$—	$2,329

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,483	$—	$—	$4,483
Total loans with impairment	$4,483	$—	$—	$4,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$3,109	$—	$—	$3,109
Loans with impairment had unpaid principal balances of $6.3 million and $5.8 million at March 31, 2021 and December 31, 2020, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2021 and December 31, 2020.

March 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$5,436	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% - 14%
Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% - 10%
Other real estate owned	$2,329	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 49%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$4,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% - 23%
Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% - 10%
Other real estate owned	$3,109	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 47%

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$253,348	$253,348	$—	$253,348	$—
Equity securities carried at fair value through income	4,787	4,787	—	4,787
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,036	2,036	—	2,036	—
Net loans receivable	1,602,291	1,606,510	—	—	1,606,510
Accrued Interest Receivable	7,337	7,337	—	7,337	—
Investment in BOLI	38,275	38,275	—	38,275	—

Liabilities
Savings, NOW and money market accounts	$1,519,228	$1,519,228	$—	$1,519,228	$—
Time deposits	348,668	349,925	—	349,925	—
Long-term debt	27,285	27,001	—	27,001	—
TRUPs	12,000	10,473	—	10,473	—

See the Company’s methodologies disclosed in Note 21 of the Company’s 2020 Form 10-K for the fair value methodologies used as of December 31, 2020:

December 31, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$246,105	$246,105	$—	$246,105	$—
Equity securities carried at fair value through income	4,855	4,855	—	4,855	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,777	2,777	—	2,777	—
Net loans receivable	1,594,075	1,581,922	—	—	1,581,922
Accrued Interest Receivable	8,717	8,717	—	8,717	—
Investment in BOLI	38,061	38,061	—	38,061	—

Liabilities
Savings, NOW and money market accounts	$1,391,746	$1,391,746	$—	$1,391,746	$—
Time deposits	353,856	355,478	—	355,478	—
Short-term borrowings	—	—	—	—	—
Long-term debt	27,302	27,805	—	27,805	—
TRUPs	12,000	9,444	—	9,444	—
Subordinated notes	19,526	20,106	—	20,106	—
At March 31, 2021 and December 31, 2020, the Company had outstanding loan commitments and standby letters of credit with customers of $86.9 million and $66.5 million, respectively, and $22.9 million and $20.0 million, respectively. Additionally, at March 31, 2021 and December 31, 2020, customers had $225.0 million and $225.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following table presents the changes in each component of accumulated other comprehensive gain, net of tax, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$4,504	$1,504
Other comprehensive (loss) gains, net of tax before reclassifications	(3,253)	1,412
Amounts reclassified from accumulated other comprehensive gain	433	243
Net other comprehensive (loss) income	(2,820)	1,655
End of period	$1,684	$3,159

As of the three months ended March 31, 2021 and March 31, 2020, reclassification adjustments were due to the gain on sale of AFS investment securities of $0.6 million and $0.3 million, respectively.

NOTE 14 – EARNINGS PER SHARE (“EPS”)
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
As of March 31, 2021, and 2020, there were no unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020

Net Income	$6,299	$2,748

Average number of common shares outstanding	5,888,250	5,886,981
Dilutive effect of common stock equivalents	9,448	—
Average number of shares used to calculate diluted EPS	5,897,698	5,886,981

Earnings Per Common Share
Basic	$1.07	$0.47
Diluted	$1.07	$0.47

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

(dollars in thousands)	Three Months Ended March 31,
	2021	2020
Current income tax expense	$1,895	$739
Deferred income tax benefit	232	(796)
Income tax expense as reported	$2,127	$(57)

Effective tax rate	25.2%	(2.1)%
Net deferred tax assets totaled $8.7 million at March 31, 2021 and $7.9 million at December 31, 2020. No valuation allowance for deferred tax assets was recorded at March 31, 2021 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The increase in income tax expense for the three months ended March 31, 2021 was primarily due to a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.

The effective tax rate differed from the statutory federal and state income rates during 2021 primarily due to the effect of tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes. The Company’s consolidated effective tax rate is expected to be between 25.00% and 26.06% in 2021.
The effective income tax rates differed from the statutory federal and state income tax rates during 2020 primarily due to an adjustment of $0.7 million related to state apportionment of interest income on loans. In addition, the effective income tax rates differed from the statutory federal and state income tax rates due to the effect of tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes.
NOTE 16 – OTHER EXPENSES
The Company had the following other noninterest expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Deposit account expenses	$118	$111
Insurance	99	49
ATM expenses	81	86
Fraud losses	1,329	7
Other expenses	604	566
	$2,231	$819
For the three months ended March 31, 2021, fraud losses include a $1.3 million charge related to an isolated wire transfer fraud incident. No additional expense is expected to be incurred relating to this incident and the Company have submitted an insurance claim that could result in a recovery of a portion of the expense. In addition, through April 30, 2021 the Company recovered approximately $0.2 million from other financial institutions that will be recognized in the second quarter.
NOTE 17 – SUBSEQUENT EVENTS
On April 21, 2021, the Bank purchased a branch building in Spotsylvania, Virginia for $1.3 million The full service branch is expected to open in late 2021 and will provide banking, lending and wealth management services with a focus on digital banking. The Company estimates the renovation and equipment costs to be in the range of $1.1 million to $1.5 million.
On April 28, 2021, the Bank entered into a contract to sell an undeveloped commercial OREO property with expected proceeds of approximately $0.3 million. The carrying value of the property at March 31, 2021 was approximately $0.8 million. A valuation allowance of $0.5 million will be recognized in the second quarter of 2021.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020. This table should be read together with the Company's Consolidated Financial Statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10-K for the year ended December 31, 2020.

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.22%	0.61%
Pre-tax Pre-Provision ROAA**	1.68	1.51
Return on average common equity ("ROACE")	12.53	6.00
Pre-tax Pre-Provision ROACE**	17.34	14.82
Return on Average Tangible Common Equity ("ROATCE")**	13.56	6.83
Average total equity to average total assets	9.71	10.20
Interest rate spread	3.43	3.21
Net interest margin	3.50	3.43
Cost of funds	0.25	0.93
Cost of deposits	0.18	0.82
Cost of debt	2.50	2.61
Efficiency ratio (1)	53.78	58.78
Non-interest expense to average assets	1.96	2.15
Net operating expense to average assets (2)	1.50	1.68
Avg. int-earning assets to avg. int-bearing liabilities	128.84	124.44
Net charge-offs to average portfolio loans	0.40	—
COMMON SHARE DATA
Basic net income per common share	$1.07	$0.47
Diluted net income per common share	1.07	0.47
Cash dividends paid per common share	0.125	0.125
Weighted average common shares outstanding:
Basic	5,888,250	5,886,981
Diluted	5,897,698	5,886,981
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.
(1)Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
(2)The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
COMMON SHARE DATA
Book value per common share	$34.04	$33.54
Tangible book value per common share**	31.97	31.45
Common shares outstanding at end of period	5,897,685	5,903,613
OTHER DATA
Full-time equivalent employees	192	189
Branches	11	12
Loan Production Offices	4	4
CAPITAL RATIOS
Tier 1 capital to average assets	9.70%	9.56%
Tier 1 common capital to risk-weighted assets	11.72	11.47
Tier 1 capital to risk-weighted assets	12.47	12.23
Total risk-based capital to risk-weighted assets	14.83	14.69
Common equity to assets	9.34	9.77
Tangible common equity to tangible assets	8.82	9.22
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
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Reconciliation of U.S. GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.
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

(dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020	March 31, 2020
Total assets	$2,149,531	$2,026,439	$1,826,621
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	1,394	1,527	1,961
Total intangible assets	12,229	12,362	12,796
Tangible assets	$2,137,302	$2,014,077	$1,813,825

Total common equity	$200,759	$198,013	$185,267
Less: intangible assets	12,229	12,362	12,796
Tangible common equity	$188,530	$185,651	$172,471

Common shares outstanding at end of period	5,897,685	5,903,613	5,910,064

Common equity to assets	9.34%	9.77%	10.14%
Tangible common equity to tangible assets	8.82%	9.22%	9.51%

Common book value per share	$34.04	$33.54	$31.35
Tangible common book value per share	$31.97	$31.45	$29.18

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Pre-Tax Pre-Provision ("PTPP") Income, PTPP Return on Average Assets ("ROAA"), PTPP Return on Average Common Equity ("ROACE"), and Return on Average Tangible Common Equity ("ROATCE")
Management believes that PTPP income, which reflects the Company's profitability before income taxes and loan loss provisions, allows investors to better assess the Company's operating income and expenses in relation to the Company's core operating revenue by removing the volatility that is associated with credit provisions and different state income tax rates for comparable institutions. ROATCE is computed by dividing net earnings applicable to common shareholders by average tangible common shareholders' equity. Management believes that ROATCE is meaningful because it measures the performance of a business consistently, whether acquired or internally developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. Management also believes that during a crisis such as the COVID-19 pandemic, this information is useful as the impact of the pandemic on the loan loss provisions of various institutions will likely vary based on the geography of the communities served by a particular institution.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income (as reported)	$6,299	$2,748
Provision for loan losses	295	4,100
Income tax expenses	2,127	(57)
Non-GAAP PTPP income	$8,721	$6,791

ROAA	1.22%	0.61%
Pre-tax Pre-Provision ROAA	1.68%	1.51%

ROACE	12.53%	6.00%
Pre-tax Pre-Provision ROACE	17.34%	14.82%

ROATCE	13.56%	6.83%

Average assets	$2,070,575	$1,797,426
Average equity	$201,124	$183,272
Average tangible common equity	$188,808	$170,373

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses ("ALLL"), goodwill impairment, the valuation of foreclosed real estate (OREO) and the valuation of deferred tax assets to be critical accounting policies. The Company believes that the most critical accounting policies upon which its financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.
For additional information regarding the ALLL, Goodwill, OREO and the valuation of deferred taxes, refer to Notes 1, 3, 4, 6 and 14 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2020.

OVERVIEW
Community Bank of the Chesapeake (the “Bank”) is headquartered in Southern Maryland with 11 branches located in Maryland and Virginia. The Bank is a wholly-owned subsidiary of The Community Financial Corporation (the “Company”). The Company provides financial services to individuals and businesses through its offices in Southern Maryland and Fredericksburg, Virginia. Its primary deposit products are demand, savings and time deposits, and its primary lending products are commercial and residential mortgage loans, commercial loans, construction and land development loans, home equity and second mortgages and commercial equipment loans.
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

The Company’s income is primarily earned from interest received on its loans and investments. The Company's primary source of funds for making these loans and investments is its deposits. One of the key measures of the Company's success is its net interest income, or the difference between the income on its interest-earning assets, such as loans and investments, and the expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield the Company earns on these interest-earning assets and the rate the Company pays on interest-bearing liabilities, which is called net interest spread. In addition to earning interest on loans and investments, the Company earns income through fees and other charges for services to clients.
Management will continue to focus on delivering strong results during 2021 to drive profitability and operating efficiency. During the first quarter of 2021, we significantly reduced nonperforming assets, introduced two new product lines and continued to optimize our branch and virtual banking operations.
•In March 2021, we improved asset quality with the sale of impaired non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million. The Company's sale of these impaired loans decreased the specific reserve, improved asset quality and improved several ALLL qualitative factors.
•In March 2021, the Bank introduced a new residential mortgage program and retail and commercial credit card program that merge the technology and expertise of two proven FinTech firms with our business development team's demonstrated capabilities. These two new programs are examples of how our community bank can provide local businesses and consumers best of class FinTech products and services.
•On March 31, 2020, the Bank consolidated its St. Patrick's Drive branch in Waldorf, Maryland into the Bank's nearby main office branch.
•On April 21, 2021, the Bank purchased its second branch location in Virginia at 5831 Plank Road, Spotsylvania. The full-service branch is expected to open in late 2021 and will provide banking, lending and wealth management services with a focus on digital banking. At March 31, 2021, loans in the greater Fredericksburg, Virginia area accounted for approximately 40% of the Bank's outstanding portfolio loans, and Fredericksburg branch deposits were $89 million with an average cost of deposits of six basis points. Management believes the greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
The net financial impact of the new Spotsylvania branch and the closing of the St. Patrick's Drive branch is expected to be neutral to the Company's expense run rate.
The COVID-19 pandemic has presented both economic and operational challenges in 2021 and 2020. Despite these challenges, the Company's balance sheet and operating results have remained strong. The addition of new customers during 2020 continued our success in increasing lower cost transaction deposits in every year of the last five years. Over the last 18 months, our core profitability has increased from a stable net interest margin primarily due to improved funding composition, increased non-interest income from additional products and services and expense control.

The Company is addressing COVID-19 credit concerns by maintaining an adequate allowance for loan losses, resolving multiple OREO assets and strengthening regulatory capital with the October 2020 addition of subordinated debt. We believe current market disruptions in the banking industry caused by both the COVID-19 pandemic as well as industry consolidation will provide opportunities for continued organic growth in 2021. In the first quarter of 2021, we continued to help our community and customers navigate economic uncertainty by originating U.S. SBA PPP loans and offering payment deferral programs for our portfolio loans. The subsequent decrease in payment deferrals on our portfolio loans is a positive sign that our local economy is rebounding.
Throughout the COVID-19 pandemic, the Company has remained focused on the financial and personal well-being of our customers and employees. The Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020. There have been additional clarifications to regulation and legislation since the original law was passed, including the recent legislation that authorized another round of federal government funding for U.S. Small Business Administration Paycheck Protection Program ("U.S. SBA PPP") in December 2020.
For additional information regarding the Company's COVID-19 programs, including risk factors and accounting treatment, refer to Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC. In addition, refer to Notes 1, 3, and 11 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2020. The following summarizes major activities we remain engaged in related to the pandemic at and for the three months ended March 31, 2021:
•The Company offered payment deferral programs for its business and individual customers. Generally, depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. As of March 31, 2021, the Bank's loan deferrals had decreased to $23.1 million, which represented 1.5% of gross portfolio loans from $35.4 million or 2.4% of gross portfolio loans as of December 31, 2020.
•The Company actively assisted customers and community businesses with applications for resources through the U.S. SBA PPP program. As of March 31, 2021, the Company had 865 U.S. SBA PPP loans with balances of $115.7 million. The Bank has continued to make U.S. SBA PPP loans as additional funding is authorized.
•The Bank continues to work with customers using its mobile banking and other online channels as well as in-branch services to ensure our customers are able to transact business through the various stages of the pandemic.
Subsequent events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Summary of Financial Results
The Company reported net income for the three months ended March 31, 2021 of $6.3 million or diluted earnings per share of $1.07 compared to net income of $2.7 million or $0.47 per diluted earnings per share for the three months ended March 31, 2020. The Company’s ROAA and ROACE were 1.22% and 12.53% for the three months ended March 31, 2021 compared to 0.61% and 6.00% in March 31, 2020.
The $3.6 million increase to net income in the first quarter of 2021 compared to the same quarter in 2020 was primarily due to a decreased provision for loan losses and increased net interest income, partially offset by an increase in income tax expense. The increase in income tax expense was due to a change in the Company's state tax apportionment approach that was implemented in the first quarter of 2020 as well as higher pre-tax income. The Company's effective tax rate is more fully explained in the income tax expense section in the discussion of results for the three months ended March 31, 2021 in this MD&A.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change

Interest and dividend income	$17,678	$18,039	$(361)	(2.0)%
Interest expense	1,169	3,686	(2,517)	(68.3)%
Net interest income	16,509	14,353	2,156	15.0%
Provision for loan losses	295	4,100	(3,805)	(92.8)%
Noninterest income	2,360	2,121	239	11.3%
Noninterest expense	10,148	9,683	465	4.8%
Income before income taxes	8,426	2,691	5,735	213.1%
Income tax (income) expense	2,127	(57)	2,184	(3,831.6)%
Net income	$6,299	$2,748	$3,551	129.2%
Net Interest Income
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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,592	$16,502	$90	0.5%
Taxable interest and dividends on investment securities	1,064	1,469	(405)	(27.6)%
Interest on deposits with banks	22	68	(46)	(67.6)%
Total Interest and Dividend Income	17,678	18,039	(361)	(2.0)%
Interest Expenses
Deposits	802	3,044	(2,242)	(73.7)%
Short-term borrowings	—	69	(69)	(100.0)%
Long-term debt	367	573	(206)	(36.0)%
Total Interest Expenses	1,169	3,686	(2,517)	(68.3)%
Net Interest Income (NII)	$16,509	$14,353	$2,156	15.0%

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$1,059,803	$10,696	4.04%	$955,035	$11,245	4.71%
Residential first mortgages	124,984	914	2.93%	170,994	1,512	3.54%
Residential rentals	139,220	1,445	4.15%	131,920	1,353	4.10%
Construction and land development	36,091	402	4.46%	37,106	467	5.03%
Home equity and second mortgages	29,272	248	3.39%	36,028	453	5.03%
Commercial and equipment loans	105,284	1,070	4.07%	126,535	1,459	4.61%
U.S. SBA PPP loans	116,003	1,802	6.21%	—	—	—%
Consumer loans	1,320	15	4.55%	1,118	13	4.65%
Allowance for loan losses	(19,614)	—	—	(11,203)	—	0.00%
Loan portfolio (1)	1,592,363	16,592	4.17%	1,447,533	16,502	4.56%
Taxable investment securities	229,810	951	1.66%	215,500	1,482	2.75%
Nontaxable investment securities	20,841	114	2.19%	—	—	—%
Interest-bearing deposits in other banks	25,064	14	0.22%	6,547	39	2.38%
Federal funds sold	18,721	7	0.15%	4,028	16	1.59%
Interest-Earning Assets ("IEAs")	1,886,799	17,678	3.75%	1,673,608	18,039	4.31%
Cash and cash equivalents	82,669			24,108
Goodwill	10,835			10,835
Core deposit intangible	1,481			2,064
Other assets	88,791			86,811
Total Assets	$2,070,575			$1,797,426

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$381,059	$—	—%	$246,304	$—	—%
Interest-bearing demand deposits
Savings	101,782	13	0.05%	71,086	18	0.10%
Interest-bearing demand and money market accounts	952,554	195	0.08%	784,758	1,324	0.67%
Certificates of deposit	351,365	594	0.68%	390,528	1,702	1.74%
Total interest-bearing deposits	1,405,701	802	0.23%	1,246,372	3,044	0.98%
Total Deposits	1,786,760	802	0.18%	1,492,676	3,044	0.82%
Long-term debt	27,291	41	0.60%	55,095	260	1.89%
Short-term borrowings	—	—	—%	16,533	69	1.67%
Subordinated Notes	19,490	251	5.15%	14,912	184	4.94%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	75	2.50%	12,000	129	4.30%
Total Debt	58,781	367	2.50%	98,540	642	2.61%
Interest-Bearing Liabilities ("IBLs")	1,464,482	1,169	0.32%	1,344,912	3,686	1.10%
Total Funds	1,845,541	1,169	0.25%	1,591,216	3,686	0.93%
Other liabilities	23,910			22,938

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Stockholders’ equity	201,124			183,272
Total Liabilities and Stockholders’ Equity	$2,070,575			$1,797,426

Net interest income		$16,509			$14,353

Interest rate spread			3.43%			3.22%
Net yield on interest-earning assets			3.50%			3.43%
Avg. loans to avg. deposits			89.12%			96.98%
Avg. transaction deposits to total avg. deposits **			80.34%			73.84%
Ratio of average IEAs to average IBLs			128.84%			124.44%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $90,000 and $222,000 of accretion interest during the three months ended March 31, 2021 and 2020, respectively.
**Transaction deposits exclude time deposits
The following table presents changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)	$1,509	$(1,419)	$90
Investment securities, federal funds sold and interest-bearing deposits	253	(704)	(451)
Total interest-earning assets	$1,762	$(2,123)	$(361)

Interest-bearing liabilities:
Savings	$4	$(9)	$(5)
Interest-bearing demand and money market accounts	34	(1,163)	(1,129)
Certificates of deposit	(66)	(1,042)	(1,108)
Long-term debt	(42)	(177)	(219)
Short-term borrowings	—	(69)	(69)
Subordinated Notes	59	8	67
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	(54)	(54)
Total interest-bearing liabilities	$(11)	$(2,506)	$(2,517)
Net change in net interest income	$1,773	$383	$2,156
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $90,000 and $0.2 million of accretion interest during the three months ended March 31, 2021 and 2020, respectively.

Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. In response to the potential effects on the economy of the pandemic, the Federal Open Market Committee reduced the federal funds interest rate from a target range of 1.50% to 1.75% to a target range of 0.00% to 0.25% during 2020, where it remained as of March 31, 2021.
Net interest income increased $2.16 million or 15.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net interest income resulted primarily from significant decreases in interest expense from lower funding costs. Interest income decreased from significantly lower asset yields partially offset by increased interest income from larger average balances and accelerated loan fee recognition following the forgiveness of U.S. SBA PPP loans. Interest income increased $1.5 million from acceleration of net deferred fee recognition upon the forgiveness of U.S. SBA PPP loans for the three months ended March 31, 2021 as compared to none for the comparable quarter in 2020.
Net interest margin of 3.50% for the three months ended March 31, 2021 was seven basis points higher than the 3.43% for the three months ended March 31, 2020. The sharp decline in interest rates in 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. In 2020, the Company increased its net interest margin in the first quarter, had stable margins during the second and third quarters and slightly increased margins during the fourth quarter of 2020 after adjusting for U.S. SBA PPP loan and funding activity.
The increase in net interest margin from the first quarter of 2020 resulted primarily from the Company’s overall funding costs decreasing at a faster rate than interest earning asset yields. The Company’s cost of funds decreased 67 basis points from 0.93% for the three months ended March 31, 2020 to 0.25% for the three months ended March 31, 2021. The Company’s cost of funds continued to decrease during the first quarter of 2021. The prepayment of $30.0 million of FHLB advances with a 2.2% average rate in the last six months of 2020, the repricing of time deposits, the increase in non-interest bearing accounts as a percentage of total deposits and lower costs for transaction deposit accounts all contributed to lowering the Bank's cost of funds in 2020 and 2021. Interest earning asset yields decreased 56 basis points from 4.31% for the three months ended March 31, 2020 to 3.75% for the three months ended March 31, 2021.
For the three months ended March 31, 2021, net interest margin increased 18 basis points as a result of net U.S. SBA PPP loan interest income and accelerated loan fee recognition. The Bank began funding U.S. SBA PPP loans in the second quarter of 2020 so there was no impact on net interest margin for the first quarter of 2020. Loan yields decreased from 4.56% for the three months ended March 31, 2020 to 4.17% for the three months ended March 31, 2021. Loan yields, excluding U.S. SBA PPP loan interest income, were 4.01% for the three months ended March 31, 2021.
Excluding the acceleration of interest income with U.S. SBA PPP loan forgiveness, compression of our net interest margin is probable in the second quarter of 2021 as interest-earning assets reprice faster than interest-bearing liabilities. We expect U.S. SBA PPP loan forgiveness to positively impact margins and net interest income in the second and third quarters of 2021 with the recognition of remaining net deferred fees.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change

Provision for loan losses	$295	$4,100	$(3,805)	(92.80)%
The provision for loan losses is a function of the calculation of the allowance for loan loss on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$198	$14	$184	1,314.3%
Net gains on sale of investment securities	586	329	257	78.1%
Unrealized gain (losses) on equity securities	(85)	75	(160)	(213)%
Income from bank owned life insurance	214	219	(5)	(2.3)%
Service charges	1,187	982	205	20.9%
Referral fee income	451	502	(51)	(10.2)%
Loss on sale of loans	(191)	—	(191)	—%
Total Noninterest Income	$2,360	$2,121	$239	11.3%
Noninterest income for the three months ended March 31, 2021 increased from the three months ended March 31, 2020. The increase for the comparable periods was primarily due to increased gains on the sale of investment securities and increased service charge income partially offset by a loss on the sale of impaired loans. During the quarter ended March 31, 2021, the Bank sold classified and non-accrual commercial real estate and residential loans with an aggregate amortized cost, net of charge-offs, of $9.1 million and recognized a $0.2 million loss on the sale. During the three months ended March 31, 2021, the Company recognized net gains of $0.6 million on the sale of 10 AFS securities with an aggregate carrying value of $11.9 million. Noninterest income as a percentage of average assets was 0.46% and 0.47%, respectively, for the three months ended March 31, 2021 and 2020.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Expense
Compensation and benefits	$4,788	$5,188	$(400)	(7.7)%
OREO valuation allowance and expenses	181	782	(601)	(76.9)%
Sub-total	4,969	5,970	(1,001)	(16.8)%
Operating Expenses
Occupancy expense	761	734	27	3.7%
Advertising	79	121	(42)	(34.7)%
Data processing expense	936	928	8	0.9%
Professional fees	640	626	14	2.2%
Depreciation of premises and equipment	147	158	(11)	(7.0)%
FDIC Insurance	252	170	82	48.2%
Core deposit intangible amortization	133	157	(24)	(15.3)%
Other expenses	2,231	819	1,412	172.4%
Total Operating Expenses	$5,179	$3,713	$1,466	39.5%
Total Noninterest Expense	$10,148	$9,683	$465	4.8%

The 4.8% increase in noninterest expense for the comparable periods was due to increases in other expenses and FDIC insurance, partially offset by decreases in compensation and benefits and OREO. Other expenses include a $1.3 million charge related to an isolated wire transfer fraud incident. Our investigation determined that no information systems of the Bank were compromised, and no employee fraud was involved. No additional expense is expected to be incurred relating to this incident and the Company submitted an insurance claim that could result in a recovery of a portion of the expense. Data processing costs are comparable to average 2020 quarterly expense and include the Bank's continued investment in technology. The Company's investments in technology have improved efficiency as the asset size of the Bank has increased. The FDIC insurance increased due to the significant increase in FDIC insured deposits that began in the second quarter of 2020. Decreased OREO expenses reflect management's actions in 2020 to reduce non-performing assets. Compensation and benefits decreased 7.7% or $0.4 million to $4.8 million primarily due to the deferral of $0.3 million of costs for U.S. SBA PPP loans originated during the first quarter of 2021. The Company's projected quarterly expense run rate for the remainder of 2021 remains between $9.2-$9.4 million.
The Company’s efficiency ratio was 53.78% for the three months ended March 31, 2021 compared to 58.78% for the three months ended March 31, 2020. The Company’s net operating expense ratio was 1.50% for the three months ended March 31, 2021 compared to 1.68% for the three months ended March 31, 2020. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Income Tax Expense
Income tax expense increased $2.2 million for the three months ended March 31, 2021 compared to the same quarter in the prior year. The year to date comparative impact is shown in the comparison of results of operations for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 the effective tax rate was 25.2%. The Company’s consolidated effective tax rate was a negative2.1% in the first quarter of 2020. The Company's new state tax apportionment approach was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management evaluated the tax position and determined the change in tax position qualified as a change in estimate under FASB ASC Section 250. The following table shows a breakdown of income tax expense for the three months ended March 31, 2020 split between the apportionment adjustment and a normalized 2020 income tax provision:

	Three Months Ended March 31, 2020
(dollars in thousands)	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(27.6)%
Income taxes before apportionment adjustment	686	25.5%
Income tax expense as reported	$(57)	(2.1)%

Income before income taxes	$2,691

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2021 AND DECEMBER 31, 2020
ASSETS
Total assets increased primarily due to growth in cash, federal funds sold, investment securities and net loans. The increase was partially offset by a $1.4 million decrease in the right of use asset following the Company's first quarter 2021 purchase of land that was previously leased and reduction in the OREO balance following the disposition of an OREO commercial lot. The differences in allocations between the cash and investment categories reflect operational needs. Total assets and on-balance sheet liquidity increased in the first three months of 2021 from organic loan and deposit growth as wells as COVID-19 government stimulus programs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Cash and due from banks	$126,834	$56,887	$69,947	123.0%
Federal funds sold	43,614	—	43,614	—%
Interest-bearing deposits with banks	17,390	20,178	(2,788)	(13.8)%
Securities available for sale ("AFS"), at fair value	253,348	246,105	7,243	2.9%
Equity securities carried at fair value through income	4,787	4,855	(68)	(1.4)%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	2,036	2,777	(741)	(26.7)%
Net Loans	1,602,291	1,594,075	8,216	0.5%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	20,540	20,271	269	1.3%
Premises and equipment held for sale	430	430	—	—%
Other real estate owned ("OREO")	2,329	3,109	(780)	(25.1)%
Accrued interest receivable	7,337	8,717	(1,380)	(15.8)%
Investment in bank owned life insurance	38,275	38,061	214	0.6%
Core deposit intangible	1,394	1,527	(133)	(8.7)%
Net deferred tax assets	8,671	7,909	762	9.6%
Right of use assets, net operating leases	6,391	7,831	(1,440)	(18.4)%
Other assets	2,822	2,665	157	5.9%
Total Assets	$2,149,531	$2,026,439	$123,092	6.1%
Cash and Cash Equivalents
Cash and cash equivalents totaled $187.8 million at March 31, 2021, compared to $77.1 million at December 31, 2020. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.

Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at March 31, 2021 and December 31, 2020, estimated fair values were $260.4 million, and $253.9 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at March 31, 2021 and December 31, 2020. AFS securities are evaluated quarterly to determine whether a decline in their value is other than temporarily impaired ("OTTI"). No OTTI charge was recorded for the periods reported.
At March 31, 2021, approximately 92%, or $232.0 million of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to approximately 90%, or $220.8 million, at December 31, 2020.
Gross unrealized losses at March 31, 2021 and December 31, 2020 for AFS securities were $1.8 million and $0.4 million, respectively, of amortized cost of $251.1 million and $240.0 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 69.3% or $174.0 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $39.9 million in student loan trusts, which represent 15.9% of the AFS investment portfolio, are 97% U.S. government guaranteed. At March 31, 2021, the Company also had $36.9 million or 14.7% of AFS investments in municipal bonds.
At March 31, 2021 and December 31, 2020, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 6.41 years and 5.09 years and an average duration of 6.03 years and 4.81 years, respectively. At March 31, 2021 and December 31, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.98 years and 6.47 years and an average duration of 6.60 years and 6.14 years, respectively. At March 31, 2021 and December 31, 2020, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 9.55 years and 9.81 years and an average duration of 8.31 years and 8.53 years, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at March 31, 2021 and December 31, 2020 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2021		December 31, 2020
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$232,049	AAA	$220,757
AA	21,025	AA	25,059
A	274	A	289
Total	$253,348	Total	$246,105

Loan Portfolio and U.S. SBA PPP Loans
At March 31, 2021, net loans, which include portfolio loans and U.S. SBA PPP loans, increased 2.1% annualized or $8.2 million from December 31, 2020. Net portfolio loans increased $3.7 million and net U.S. SBA PPP loans increased $4.5 million for the comparable period ends. The commercial real estate portfolio increased in total during the first three months of 2021, while increasing slightly as a percentage of gross portfolio loans. The Company’s loan pipeline was $133 million at March 31, 2021 compared to $134 million at December 31, 2020.
The following is a breakdown of the Company’s loan portfolio at March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	%	December 31, 2020	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,081,111	71.74%	$1,049,147	69.75%	$31,964	12.2%
Residential first mortgages	115,803	7.68%	133,779	8.89%	(17,976)	(53.8)%
Residential rentals	137,522	9.12%	139,059	9.24%	(1,537)	(4.4)%
Construction and land development	38,446	2.55%	37,520	2.49%	926	9.9%
Home equity and second mortgages	29,363	1.95%	29,129	1.94%	234	3.2%
Commercial loans	42,689	2.83%	52,921	3.52%	(10,232)	(77.3)%
Consumer loans	1,415	0.09%	1,027	0.07%	388	151.1%
Commercial equipment	60,834	4.04%	61,693	4.10%	(859)	(5.6)%
Gross portfolio loans	1,507,183	100.00%	1,504,275	100.00%	2,908	0.8%
Net deferred costs	879	0.06%	1,264	0.08%	(385)	(121.8)%
Allowance for loan losses	(18,256)	(1.21)%	(19,424)	(1.29)%	1,168	(24.1)%
	(17,377)		(18,160)		783	(17.3)%
Net portfolio loans	$1,489,806		$1,486,115		$3,691	1.0%

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	$115,700		$110,320		$5,380	19.5%
Net deferred fees	(3,215)		(2,360)		(855)	144.9%
Net U.S. SBA PPP Loans	$112,485		$107,960		$4,525	16.8%

Total net loans	$1,602,291		$1,594,075		$8,216	2.1%

Gross Loans	$1,622,883		$1,614,595		$8,288	2.1%
The Company recognized accretion interest of $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Net interest income was impacted by acceleration of net deferred fee recognition of $1.5 million upon the forgiveness of U.S. SBA PPP loans for the three months ended March 31, 2021 as compared to none for the comparable year's quarter.
Loan Concentrations
At March 31, 2021 and December 31, 2020, commercial loans, including residential rentals, represented 87.7% and 86.6%, respectively, of gross portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at March 31, 2021 and December 31, 2020 were $741 million or 328% and $696 million or 316%, respectively. Construction loans as a percentage of risk-based capital at March 31, 2021 and December 31, 2020 were $126 million or 56% and $139 million or 63%, respectively.

Asset Quality
The following tables show asset quality ratios at March 31, 2021 and December 31, 2020.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020	$ Change	% Change
ASSET QUALITY
Total assets	$2,149,531	$2,026,439	$123,092	6.1%
Gross portfolio loans (1)	1,507,183	1,504,275	2,908	0.2
Classified Assets	16,145	22,358	(6,213)	(27.8)
Allowance for loan losses	18,256	19,424	(1,168)	(6.0)

Past due loans - 31 to 89 days	1,373	179	1,194	667.0
Past due loans >=90 days	5,453	11,965	(6,512)	(54.4)
Total past due (delinquency) loans	6,826	12,144	(5,318)	(43.8)

Non-accrual loans (2)	13,623	18,222	(4,599)	(25.2)
Accruing troubled debt restructures (TDRs) (3)	504	572	(68)	(11.9)
Other real estate owned (OREO)	2,329	3,109	(780)	(25.1)
Non-accrual loans, OREO and TDRs	$16,456	$21,903	$(5,447)	(24.9)%

ASSET QUALITY RATIOS (4)
Classified assets to total assets	0.75%	1.10%
Classified assets to risk-based capital	6.81	9.61
Allowance for loan losses to total loans	1.21	1.29
Allowance for loan losses to non-accrual loans	134.01	106.60
Past due loans - 31 to 89 days to total loans	0.09	0.01
Past due loans >=90 days to total loans	0.36	0.80
Total past due (delinquency) to total loans	0.45	0.81
Non-accrual loans to total loans	0.90	1.21
Non-accrual loans and TDRs to total loans	0.94	1.25
Non-accrual loans and OREO to total assets	0.74	1.05
Non-accrual loans and OREO to total loans and OREO	1.06	1.42
Non-accrual loans, OREO and TDRs to total assets	0.77	1.08
____________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.
(2)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. At March 31, 2021 and December 31, 2020, the Company had current non-accrual loans of $8.2 million and $6.3 million, respectively.
(3)At March 31, 2021 and December 31, 2020, the Bank had total TDRs of $0.5 million and $2.1 million, respectively, with $2,000 and $1.5 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.
(4)Asset quality ratios are calculated using total portfolio loans. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.

Allowance for Loan Losses
Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by deterioration in other qualitative factors. Although, first quarter of 2021 charge-offs of $1.5 million increased compared to recent quarterly trends, the impact to the ALLL charge-off factor was not significant due to average low charge-off activity for the periods used to evaluate the allowance. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the specific and general components of the allowance are adequate. The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three months ended March 31, 2021 and 2020 and year ended December 31, 2020:

	Three Months Ended March 31,		Year Ended
(dollars in thousands)	2021	2020	December 31, 2020
Beginning of period	$19,424	$10,942	$18,829

Charge-offs	(1,485)	—	(30)
Recoveries	22	19	25
Net charge-offs	(1,463)	19	(5)

Provision for loan losses	295	4,100	600
End of period	$18,256	$15,061	$19,424

Net charge-offs to average loans (annualized)	(0.40)%	0.01%	—%
Breakdown of general and specific allowance as a percentage of gross loans

	March 31, 2021	March 31, 2020	December 31, 2020
General allowance	$17,365	$13,412	$18,068
Specific allowance	891	1,649	1,356
	$18,256	$15,061	$19,424
General allowance	1.15%	0.90%	1.20%
Specific allowance	0.06%	0.11%	0.09%
Allowance to gross loans	1.21%	1.01%	1.29%

Allowance to non-acquired gross loans	1.26%	1.06%	1.35%

Total acquired loans	$57,334	$71,330	$60,977
Non-acquired loans**	$1,449,849	$1,418,759	$1,443,298
Gross portfolio loans	$1,507,183	$1,490,089	$1,504,275
____________________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments. Non-acquired loans exclude U.S. SBA PPP loans.

The Company's allowance reflects the continued economic uncertainty from the COVID-19 pandemic. The ALLL increased in 2020 primarily due to the economic effects of the COVID-19 pandemic. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. ALLL levels decreased to 1.21% of portfolio loans at March 31, 2021 compared to 1.29% at December 31, 2020. At and for the three months ended March 31, 2021, the Company's ALLL decreased $1.2 million or 6.0% to $18.3 million at March 31, 2021 from $19.4 million at December 31, 2020. The decrease in the general allowance was primarily due to improvements in the qualitative factors of delinquency and risk classification rating, as well as slower loan growth partially offset by higher charge-offs in the first quarter. The specific allowance decreased as specifically identified impaired loans were resolved. U.S. SBA PPP loans are excluded from the Bank's allowance methodology as they are guaranteed by the U.S. government.
The Company recorded a decrease in its provision for loan loss expense for the three months ended March 31, 2021 compared to the same periods in the prior year. Net charge-offs also increased for the comparable periods from a $19,000 recovery in the first quarter of 2020 to $1.5 million in net charge-offs in the first quarter of 2021. During the three months ended March 31, 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $191,000.The Company's sale of these impaired loans decreased the specific reserve, improved asset quality and improved several ALLL qualitative factors.
Management believes that loans included in the COVID-19 deferral program in 2020 and 2021 are more likely to default in the future and the identification and resolution of problem credits could be delayed. In our evaluation of current and previously deferred loans, we considered the customer industry, the length of the deferral period, and the type and amount of collateral. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change from accrual to non-accrual status) as deemed appropriate. As of March 31, 2021, and December 31, 2020, there were a $1.0 million and $3.4 million, respectively, of COVID-19 deferred loan deemed to be non-accrual and substandard based on reviews. All COVID-19 deferred loans were current prior to the crisis and will not be considered delinquent or troubled debt restructures ("TDRs") upon completion of the modification agreements due to provisions in the CARES Act and regulations that permit U.S. financial institutions to temporarily suspend U.S. GAAP requirements to treat such loan modifications as TDRs.
Below are schedules that provide information on COVID-19 deferred loans as of March 31, 2021:

COVID-19 Deferred Loans	(Unaudited)
	March 31, 2021			Accrual Loans		Non-Accrual Loans
(dollars in thousands)	Loan Balances	% of Deferred Loans	% of Gross Portfolio Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans
Commercial real estate	$17,970	77.71%	1.19%	$16,993	5	$977	1
Residential first mortgages	1,402	6.06%	0.09%	1,402	3	—	—
Commercial equipment	3,754	16.23%	0.25%	3,754	15	—	—
Total	$23,126	100.00%	1.53%	$22,149	23	$977	1

COVID-19 Deferred Loans - Next Payment Due by Month	(Unaudited)
(dollars in thousands)	Loan Balances	%	Number of Loans
April-21	$5,305	22.94%	5
May-21	9,736	42.10%	4
June-21	4,580	19.80%	4
December-21	3,505	15.16%	11
Total	$23,126	100.00%	24

COVID-19 Deferred Loans by NAICS Industry	(Unaudited)
(dollars in thousands)	March 31, 2021	Number of Loans
Real Estate Rental and Leasing	$5,257	1
Accommodation and Food Services	11,599	4
Arts, Entertainment, and Recreation	977	1
Transportation and Warehousing	3,505	11
Retail Trade	386	4
Other Industries, Residential Mortgages and Consumer **	1,402	3
Total	$23,126	24
** No NAICS code has been assigned.
Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $51,000 and did not increase in the first three months of 2021. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Classified Assets and Special Mention Assets
Classified assets decreased $6.2 million from $22.4 million at December 31, 2020 to $16.1 million at March 31, 2021. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's allowance methodology. Risk ratings are expected to be an important indicator in assessing ongoing credit risks of COVID-19 deferred loans. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2021, and December 31, 2020, 2019, 2018, and 2017, respectively:

	As of
(dollars in thousands)	3/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017
Classified loans
Substandard	$13,816	$19,249	$26,863	$32,226	$40,306
Doubtful	—	—	—	—	—
Total classified loans	13,816	19,249	26,863	32,226	40,306
Special mention loans	7,769	7,672	—	—	96
Total classified and special mention loans	$21,585	$26,921	$26,863	$32,226	$40,402

Classified loans	13,816	19,249	26,863	32,226	40,306
Classified securities	—	—	—	482	651
Other real estate owned	2,329	3,109	7,773	8,111	9,341
Total classified assets	$16,145	$22,358	$34,636	$40,819	$50,298

Total classified assets as a percentage of total assets	0.75%	1.10%	1.93%	2.42%	3.58%
Total classified assets as a percentage of Risk Based Capital	6.81%	9.61%	16.21%	21.54%	32.10%

In the first quarter of 2021 classified loans decreased $6.3 million from $19.2 million at December 31, 2020 to $13.8 million at March 31, 2021. The sale of $9.1 million in impaired loans during the first quarter of 2021 was a continuation of management's intent to expeditiously resolve non-performing or substandard credits that were not likely to become performing or passing credits in a reasonable time-frame.
Non-Performing Assets
Non-performing assets, which consist of OREO, non-accrual loans and TDRs, decreased $5.4 million from $21.9 million at December 31, 2020 to $16.5 million at March 31, 2021.

OREO decreased $0.8 million from $3.1 million at December 31, 2020 to $2.3 million at March 31, 2021. There were no additions to OREO during the three months ended March 31, 2021. OREO disposals of $0.6 million netted losses of $22,000 on disposals for the three months ended March 31, 2021. To adjust properties to current appraised values, additions to the valuation allowance of $0.2 million were taken for the three months ended March 31, 2021. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Non-accrual loans decreased $4.6 million from $18.2 million at December 31, 2020 to $13.6 million at March 31, 2021. The decrease in non-accrual loans during the first three months 2021 was largely the result of the March 2021 sale of several substandard classified relationships. Non-accrual loans of $8.2 million (60%) were current with all payments of principal and interest with specific reserves of $42,000 at March 31, 2021. Delinquent non-accrual loans were $5.5 million (40%) with specific reserves of $0.7 million at March 31, 2021.
Non-accrual loans and OREO to total gross portfolio loans and OREO decreased 36 basis points from 1.42% at December 31, 2020 to 1.06% at March 31, 2021. Non-accrual loans, OREO and TDRs to total assets decreased 31 basis points from 1.08% at December 31, 2020 to 0.77% at March 31, 2021.
Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $5.3 million from $12.1 million or 0.81% of portfolio loans, at December 31, 2020 to $6.8 million, or 0.45% of portfolio loans, at March 31, 2021. Early stage delinquency (31-89 days delinquent) increased modestly $1.2 million from $0.2 million at December 31, 2020 to $1.4 million at March 31, 2021.
LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest-bearing deposits	$406,319	$362,079	$44,240	12.2%
Interest-bearing deposits	1,461,577	1,383,523	78,054	5.6%
Total deposits	1,867,896	1,745,602	122,294	7.0%
Long-term debt	27,285	27,302	(17)	(0.1)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,468	19,526	(58)	—%
Lease liabilities - operating leases	6,614	8,088	(1,474)	(18.2)%
Accrued expenses and other liabilities	15,509	15,908	(399)	(2.5)%
Total Liabilities	$1,948,772	$1,828,426	$120,346	6.6%
Funding
The Bank uses retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,859.9 million or 98.1% of funding at March 31, 2021 compared to $1,737.6 million or 98.0% of funding at December 31, 2020. Wholesale funding, which consists of FHLB advances and brokered deposits, was $35.3 million or 1.9% of funding at March 31, 2021 compared to $35.3 million or 2.0% of funding at December 31, 2020.
In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at March 31, 2021 and December 31, 2020.

The following is a breakdown of the Company’s deposit portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$406,319	21.75%	$362,079	20.74%
Interest-bearing:
Demand	651,639	34.89%	590,159	33.81%
Money market deposits	355,680	19.04%	340,725	19.52%
Savings	105,590	5.65%	98,783	5.66%
Certificates of deposit	348,668	18.67%	353,856	20.27%
Total interest-bearing	1,461,577	78.25%	1,383,523	79.26%

Total Deposits	$1,867,896	100.00%	$1,745,602	100.00%

Transaction accounts	$1,519,228	81.33%	$1,391,746	79.73%
Total deposits increased $122.3 million or 7.01% (28.0% annualized) at March 31, 2021 compared to December 31, 2020. The increase comprised of a $127.5 million increase to transaction deposits offsetting a $5.2 million decrease to time deposits. The Bank typically experiences a reduction in transaction deposits during the first quarter as its customers use transaction account balances to pay expenses and taxes accrued in the prior year. In the first quarter of 2021, however, transaction deposits increased due to new customer acquisitions as well as lower levels of consumer and business spending related to the COVID-19 pandemic. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at March 31, 2021 were $16.6 million compared to zero at December 31, 2020. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Common Stock at par of $0.01	$59	$59	$—	—%
Additional paid in capital	96,181	95,965	216	0.23%
Retained earnings	103,294	97,944	5,350	5.46%
Accumulated other comprehensive income	1,684	4,504	(2,820)	(62.61)%
Unearned ESOP shares	(459)	(459)	—	—%
Total Stockholders’ Equity	$200,759	$198,013	$2,746	1.39%
Total stockholders’ equity increased primarily due to net income of $6.3 million, partially offset by a decrease in accumulated other comprehensive income of $2.8 million and common dividends paid of $0.7 million. On February 25, 2020, the Company announced an increase in the quarterly cash dividend from the previous $0.125 per share of common stock to $0.15 per share. The dividend was paid on or about April 26, 2021 to stockholders of record as of the close of business on April 12, 2021.
The Company had a book value per common share of $34.04 and $33.54, at March 31, 2021 and December 31, 2020, respectively. Tangible book value at March 31, 2021 and December 31, 2020 was $31.97 and $31.45. The Company's common equity to assets ratio decreased to 9.34% at March 31, 2021 from 9.77% at December 31, 2020. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 8.82% at March 31, 2021 from 9.22% at December 31, 2020 (see Non-GAAP reconciliation schedules). The decrease in the TCE ratio was due primarily to significant increases in cash and loans from COVID-19 government stimulus.
In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans pledged under the PPPLF from the calculation of the leverage ratio. The Bank did not have any PPPLF advances at March 31, 2021 and December 31, 2020. In addition, the interim final rule excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at March 31, 2021 with a Tier 1 capital to average assets ("leverage ratio") of 9.70% at March 31, 2021 compared to 9.56% at December 31, 2020.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2021, and December 31, 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At March 31, 2021 and December 31, 2020, the Bank had $86.9 million and $66.5 million, respectively, in loan commitments outstanding. In addition, at March 31, 2021 and December 31, 2020, the Bank had $22.9 million and $20.0 million, respectively, in letters of credit and approximately $225.0 million and $225.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of March 31, 2021 and December 31, 2020 totaled $258.6 million, or 74.16% and $266.1 million, or 75.21%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.
At March 31, 2021, the Company had on-balance sheet liquidity of $187.8 million in cash and cash equivalents. At March 31, 2021, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $369.5 million at March 31, 2021.

Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. As of March 31, 2021, 100% of the Bank's long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. In addition, the Bank has established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks.
For additional information on these agreements, including collateral, see Note 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2020.
The Company’s net loan to deposit ratio decreased from 91.3% at December 31, 2020 and to 85.8% at March 31, 2021. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and limit the use of wholesale funding.
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
Cash and cash equivalents as of March 31, 2021 totaled $187.8 million, an increase of $110.8 million from the December 31, 2020 total of $77.1 million. Ending cash balances increased primarily due to increases in net deposits and proceeds from sales and principal payments on investment securities. These increases were partially offset by the excess of loan originations over principal collected and the purchase of investment securities. Changes to the level of cash and cash equivalents have minimal impact on operational needs as the Bank has substantial sources of funds available from other sources.
During the three months ended March 31, 2021, all financing activities provided $121.4 million in cash compared to $26.0 million in cash for the same period in 2020. The Company additional cash from financing activities in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to increased deposit growth of $121.5 million, partially offset by a decrease in short term and long term borrowings and subordinated debt activities.
During the three months ended March 31, 2021 all investing activities used $19.8 million in cash compared to $40.6 million in cash used for the same period in 2020. The decrease in cash used was primarily the result of purchases of investment securities and cash used for loan activities, which decreased $18.4 million and $17.0 million from $53.9 million and $35.7 million, respectively, for the three months ended March 31, 2020 to $35.6 million and $18.7 million, respectively, for the three months ended March 31, 2021. Cash used decreased $25.5 million as total proceeds from the sales and principal payments of available for sale securities for the three months ended March 31, 2021 decreased over the prior year comparable period.
Operating activities provided cash of $9.2 million, or $1.2 million more cash, for the three months ended March 31, 2021, compared to $8.0 million of cash provided for the same period of 2020.
For information on risks relating to liquidity, see Item 1A. "Risk Factors - Liquidity Risk", as presented in the Company's Form 10-K for the year ended December 31, 2020.

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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At March 31, 2021 and December 31, 2020, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. In the first quarter of 2021 the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at March 31, 2021, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.

The below schedule estimates the changes in NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

March 31, 2021	(0.89)%	(0.53)%	(1.02)%
December 31, 2020	(1.28)%	(0.23)%	(1.17)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

March 31, 2021	28.56%	17.31%	(28.84)%
December 31, 2020	52.00%	32.00%	(47.00)%

ITEM 4 – CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
In the normal course of business, the Company becomes involved in litigation arising from the banking, financial and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results or liquidity.
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2020 that the Company filed with the SEC on March 4, 2021, and in the Form 10-Q that the Company filed with the SEC on November 3, 2020. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that the Company face. Additional risks and uncertainties not currently known or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in the Company's Form 10-K filed on March 4, 2021 or the Form 10-Q filed on November 3, 2020.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. The 2020 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of March 31, 2021, 282,805 shares were available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended March 31, 2021.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	—	—	—	290,037
February 1 - 28, 2021	5,761	27.95	5,761	284,276
March 1 - 31, 2021	1,471	33.50	1,471	282,805
Total	7,232	29.08	7,232	282,805

Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language):
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

THE COMMUNITY FINANCIAL CORPORATION

Date: May 11, 2021	By:	/s/ William J. Pasenelli
William J. Pasenelli
Chief Executive Officer

Date: May 11, 2021	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer