Form 10-Q
period 2021-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2021-08-11
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 5,717,039 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition that we have undertaken or that undertake in the future; plans and cost savings regarding branch closings or consolidation; any statement of expectation or belief; projections related to certain financial metrics; and any statement of assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments; and the inability of employees to work due to illness, quarantine, or government mandates); the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future, may not be realized within the expected time frames; the impact of our adoption of the CECL standard; limitations on our ability to declare and pay dividends or engage in share repurchases; changes in The Community Financial Corporation or Community Bank of the Chesapeake’s strategy; costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2020, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$40,881	$56,887
Federal funds sold	79,404	—
Interest-bearing deposits with banks	18,626	20,178
Securities available for sale ("AFS"), at fair value	347,678	246,105
Equity securities carried at fair value through income	4,814	4,855
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	2,036	2,777
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	86,482	107,960
Portfolio Loans Receivable net of allowance for loan losses of $18,516 and $19,424	1,515,893	1,486,115
Net loans	1,602,375	1,594,075
Goodwill	10,835	10,835
Premises and equipment, net	21,630	20,271
Other real estate owned ("OREO")	1,536	3,109
Accrued interest receivable	6,590	8,717
Investment in bank owned life insurance	38,493	38,061
Core deposit intangible	1,267	1,527
Net deferred tax assets	8,139	7,909
Right of use assets - operating leases	6,305	7,831
Other assets	4,243	3,095
Total Assets	$2,195,059	$2,026,439
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$423,165	$362,079
Interest-bearing deposits	1,484,973	1,383,523
Total deposits	1,908,138	1,745,602
Long-term debt	27,267	27,302
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,482	19,526
Lease liabilities - operating leases	6,512	8,088
Accrued expenses and other liabilities	17,698	15,908
Total Liabilities	1,991,097	1,828,426

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,786,928 and 5,903,613 shares, respectively	58	59
Additional paid in capital	96,411	95,965
Retained earnings	104,889	97,944
Accumulated other comprehensive income	3,063	4,504
Unearned ESOP shares	(459)	(459)
Total Stockholders’ Equity	203,962	198,013
Total Liabilities and Stockholders’ Equity	$2,195,059	$2,026,439
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest and Dividend Income
Loans, including fees	$16,320	$16,277	$32,912	$32,779
Interest and dividends on investment securities	1,101	1,341	2,165	2,810
Interest on deposits with banks	23	20	45	88
Total Interest and Dividend Income	17,444	17,638	35,122	35,677
Interest Expense
Deposits	640	1,937	1,442	4,981
Short-term borrowings	—	28	—	97
Long-term debt	369	449	736	1,022
Total Interest Expense	1,009	2,414	2,178	6,100
Net Interest Income	16,435	15,224	32,944	29,577
Provision for loan losses	291	3,500	586	7,600
Net Interest Income After Provision For Loan Losses	16,144	11,724	32,358	21,977
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	44	35	242	49
Gain on sale or disposition of assets	68	—	68	—
Net gains on sale of investment securities	—	112	586	441
Unrealized gain (loss) on equity securities	13	40	(72)	115
Income from bank owned life insurance	218	220	432	439
Service charges	892	709	2,079	1,691
Referral fee income	621	1,143	1,072	1,645
Loss on sale of loans	—	—	(191)	—
Total Noninterest Income	1,856	2,259	4,216	4,380
Noninterest Expense
Compensation and benefits	5,332	4,714	10,120	9,902
Occupancy expense	688	736	1,449	1,470
Advertising	148	130	227	251
Data processing expense	990	924	1,926	1,852
Professional fees	604	477	1,244	1,103
Depreciation of premises and equipment	135	151	282	309
FDIC Insurance	140	260	392	430
OREO valuation allowance and expenses	488	1,100	669	1,882
Core deposit intangible amortization	126	151	259	308
Other expenses	727	754	2,958	1,573
Total Noninterest Expense	9,378	9,397	19,526	19,080
Income before income taxes	8,622	4,586	17,048	7,277
Income tax expense	2,190	1,136	4,317	1,079
Net Income	$6,432	$3,450	$12,731	$6,198
Earnings Per Common Share
Basic	$1.10	$0.59	$2.17	$1.05
Diluted	$1.10	$0.59	$2.17	$1.05
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$6,432	$3,450	$12,731	$6,198
Net unrealized holding gains (loss) arising during period, net of tax expense (benefit) of $486 and $449, and $(661) and $908, respectively.	1,379	1,275	(1,874)	2,687
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $29, and $153 and $115, respectively.	—	83	433	326
Comprehensive Income	$7,811	$4,808	$11,290	$9,211
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended June 30, 2021 and 2020

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at March 31, 2021	$59	$96,181	$103,294	$1,684	$(459)	$200,759
Net Income	—	—	6,432	—	—	6,432
Unrealized holding gain on investment securities net of tax $486	—	—	—	1,379	—	1,379
Cash dividend at $0.150 per common share	—	—	(841)	—	—	(841)
Dividend reinvestment	—	45	(45)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	1	—	—	—	1
Repurchase of common stock	(1)	—	(3,951)	—	—	(3,952)
Stock based compensation	—	184	—	—	—	184
Balance at June 30, 2021	$58	$96,411	$104,889	$3,063	$(459)	$203,962

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at March 31, 2020	$59	$95,581	$87,070	$3,160	$(602)	$185,268
Net Income	—	—	3,450	—	—	3,450
Unrealized holding gain on investment securities net of tax $478	—	—	—	1,357	—	1,357
Cash dividend at $0.125 per common share	—	—	(708)	—	—	(708)
Dividend reinvestment	—	31	(31)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(12)	—	—	—	(12)
Stock based compensation	—	87	—	—	—	87
Balance at June 30, 2020	$59	$95,687	$89,781	$4,517	$(602)	$189,442

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended June 30, 2021 and 2020

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	12,731	—	—	12,731
Unrealized holding loss on investment securities net of tax $(508)	—	—	—	(1,441)	—	(1,441)
Cash dividend at $0.275 per common share	—	—	(1,543)	—	—	(1,543)
Dividend reinvestment	—	80	(80)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Repurchase of common stock	(1)	—	(4,163)	—	—	(4,164)
Stock based compensation	—	370	—	—	—	370
Balance at June 30, 2021	$58	$96,411	$104,889	$3,063	$(459)	$203,962

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	6,198	—	—	6,198
Unrealized holding gain on investment securities net of tax $1,023	—	—	—	3,013	—	3,013
Cash dividend at $0.250 per common share	—	—	(1,410)	—	—	(1,410)
Dividend reinvestment	—	66	(66)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	(16)	—	—	—	(16)
Stock based compensation	—	163	—	—	—	163
Balance at June 30, 2020	$59	$95,687	$89,781	$4,517	$(602)	$189,442
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2021	2020

Cash Flows from Operating Activities
Net income	$12,731	$6,198
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	586	7,600
Depreciation and amortization	771	798
Loss on sale of loans	191	—
Net (gain) loss on the sale of OREO	(16)	9
Gains on sales of investment securities	(586)	(441)
Unrealized loss (gain) on equity securities	72	(115)
Gain on sale or disposition of assets	(68)	—
Net amortization of premium/discount on investment securities	292	25
Net accretion of merger accounting adjustments	(165)	(403)
Net amortization of debt issuance costs	(44)	—
Amortization of core deposit intangible	259	308
Amortization of right of use asset	214	250
Net change in right of use assets and lease liabilities	(208)	(198)
Increase in OREO valuation allowance	641	1,791
Increase in cash surrender value of bank owned life insurance	(432)	(439)
Decrease (increase) in deferred income tax benefit	278	(1,418)
Decrease (increase) in accrued interest receivable	2,127	(1,754)
Stock based compensation	370	163
Net change due to deficit of fair market value over cost of leveraged ESOP shares released	(4)	(16)
Decrease (increase) in net deferred loan costs	1,461	(181)
Increase (decrease) in accrued expenses and other liabilities	1,790	(823)
(Increase) decrease in other assets	(1,146)	2,221
Net Cash Provided by Operating Activities	19,114	13,575

Cash Flows from Investing Activities
Purchase of AFS investment securities	(142,181)	(88,719)
Proceeds from redemption or principal payments of AFS investment securities	26,381	20,555
Proceeds from sale of AFS investment securities	12,540	45,773
Net decrease (increase) of FHLB stock	741	(1,244)
Net change in loans	(19,230)	(166,042)
Purchase of premises and equipment	(2,130)	(108)
Proceeds from sale of OREO	947	2,278
Proceeds from sale of loans	8,858	—
Proceeds from disposal of asset	12	—
Net Cash Used in Investing Activities	(114,062)	(187,507)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Cash Flows from Financing Activities
Net increase in deposits	$162,536	$158,527
Proceeds from long-term debt	—	163,163
Payments of long-term debt	(35)	(9,396)
Proceeds from subordinated notes - 4.75%	—	(23,000)
Dividends paid	(1,543)	(1,410)
Repurchase of common stock	(4,164)	—
Net Cash Provided by Financing Activities	156,794	287,884
Increase in Cash and Cash Equivalents	61,846	113,952

Cash and Cash Equivalents - January 1	77,065	32,469
Cash and Cash Equivalents - June 30	$138,911	$146,421

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$2,378	$6,868
Income taxes	$4,460	$2,532

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$—	$303
See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Basis of Presentation
The Consolidated Financial Statements of The Community Financial Corporation (the “Company”) and its wholly-owned active subsidiary, Community Bank of the Chesapeake (the “Bank”).
The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2020 have been derived from audited consolidated financial statements. Additions to the Company’s accounting policies are disclosed in the 2020 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the six months June 30, 2021 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses ("ALLL"), real estate acquired in the settlement of loans ("OREO"), fair value of financial instruments, fair value of assets acquired, and liabilities assumed in a business combination, evaluating other-than-temporary-impairment ("OTTI") of investment securities and valuation of deferred tax assets.
COVID-19
The COVID-19 pandemic impacted the Company's customers abilities to fulfill their financial obligations. In response to the likely effects on the economy of the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25%.

New Accounting Policy
COVID-19 Deferrals
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. Under current law modifications were required to be executed between March 1, 2020, and the earlier of (A) January 1, 2022 or (B) 60 days after the date on which the national COVID-19 emergency terminates. This interagency guidance is expected to have a material impact on the Company's consolidated financial statements.
Under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, borrowers who were not considered past due prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of COVID-19 would not be reported as past due or nonaccrual for regulatory and financial reporting during the deferral period. If new information during the deferral period indicates that there is evidence of default, the Bank will change the classification rating and accrual status.
The Company offered payment deferral programs for its customers who were adversely affected by the pandemic. Depending on the need of the client, the Company deferred full or partial loan payments up to 180 days. Interest and fees accrued to income, until the loan is placed in nonaccrual status, at which time interest income and fees accrued would be reversed. As of June 30, 2021 and December 31, 2020, the Company had $3.5 million and $35.4 million of loan deferrals, respectively.
See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2020 Annual Report on Form 10-K for a list of policies in effect as of December 31, 2020.
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The ASU also simplifies the accounting model for purchase credit impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
The Company is planning for CECL adoption. We are developing new expected credit loss estimation models in accordance with the standard, and are currently reviewing and analyzing the results. We are conducting parallel runs of the loss estimation models throughout 2021. ASU 2016-13 will also require the establishment of an allowance for expected credit losses for certain debt securities and other financial assets.
The Company is required to adopt ASU No. 2016-13 for fiscal years beginning after December 15, 2022. Early adoption is permitted, and the Company plans to adopt ASU No. 2016-13 in the first quarter of 2022. Management expects to recognize a one-time cumulative effect adjustment to the allowance for credit losses as of the beginning of the first reporting period in which the standard is effective. The Company currently cannot reasonably estimate the impact of adopting this standard.

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

NOTE 2 – SECURITIES
Amortized cost and fair values of investment securities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale ("AFS") Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$56,859	$1,501	$233	$58,127
Residential Collateralized Mortgage Obligations ("CMOs")	170,350	1,453	677	171,126
U.S. Agency	11,728	89	—	11,817
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	258	5	6	257
Student Loan Trust ABSs	49,633	651	88	50,196
Municipal bonds	38,270	1,370	28	39,612
U.S. government obligations	16,438	105	—	16,543
Total AFS Securities	$343,536	$5,174	$1,032	$347,678

Equity securities carried at fair value through income
CRA investment fund	$4,814	$—	$—	$4,814
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$348,557	$5,174	$1,032	$352,699

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale ("AFS") Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$33,248	$1,735	$30	$34,953
Residential Collateralized Mortgage Obligations ("CMOs")	125,564	2,180	297	127,447
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	292	5	9	288
Student Loan Trust ABSs	37,141	386	88	37,439
Municipal bonds	42,268	2,210	—	44,478
U.S. government obligations	1,500	—	—	1,500
Total AFS Securities	$240,013	$6,516	$424	$246,105

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$—	$4,855
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$245,075	$6,516	$424	$251,167

At June 30, 2021 and December 31, 2020 securities with an amortized cost of $45.7 million and $48.2 million were pledged to secure certain customer deposits.
The Company recognized net gains of $0.6 million on the sale of 10 AFS securities with aggregate carrying values of $11.9 million for the six months ended June 30, 2021. During the year ended December 31, 2020, the Company recognized net gains of $1.4 million on the sale of AFS securities with carrying values of $62.5 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2021. The Company has no intent to sell these securities, and maintains the ability to hold them until all principal has been recovered. Declines in the fair values of these securities are due to interest rate movements. As of June 30, 2021, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to OTTI were made during the three and six months ended June 30, 2021, and the year ended December 31, 2020. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at June 30, 2021, and December 31, 2020 were as follows:

June 30, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$96,139	$679	$8,774	$231	$104,913	$910
Asset-backed securities issued by Others	—	—	76	6	76	6
Student Loan Trust ABSs	9,929	24	6,914	64	16,843	88
Municipal bonds	4,299	27	2,040	1	6,339	28
	$110,367	$730	$17,804	$302	$128,171	$1,032

December 31, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$32,281	$320	$670	$7	$32,951	$327
Asset-backed securities issued by Others	—	—	87	9	87	9
Student Loan Trust ABSs	12,511	88	—	—	12,511	88
	$44,792	$408	$757	$16	$45,549	$424
Maturities
The amortized cost and estimated fair value of debt securities at June 30, 2021, and December 31, 2020 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$27,302	$27,631	$36,165	$37,084
Over one year through five years	80,520	81,491	60,669	62,209
Over five years through ten years	141,088	142,789	67,158	68,862
After ten years	94,626	95,767	76,021	77,950
Total AFS securities	$343,536	$347,678	$240,013	$246,105

NOTE 3 – LOANS
Loans consist of the following:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Total	% of Gross Loans	Total	% of Gross Loans
Portfolio Loans:
Commercial real estate	$1,111,613	72.47%	$1,049,147	69.75%
Residential first mortgages	105,482	6.88%	133,779	8.89%
Residential rentals	142,210	9.27%	139,059	9.24%
Construction and land development	36,918	2.41%	37,520	2.49%
Home equity and second mortgages	28,726	1.87%	29,129	1.94%
Commercial loans	47,567	3.10%	52,921	3.52%
Consumer loans	1,442	0.09%	1,027	0.07%
Commercial equipment	59,918	3.91%	61,693	4.10%
Gross portfolio loans	1,533,876	100.00%	1,504,275	100.00%
Less:
Net deferred costs	533	0.03%	1,264	0.08%
Allowance for loan losses	(18,516)	(1.21)%	(19,424)	(1.29)%
	(17,983)		(18,160)
Net portfolio loans	1,515,893		1,486,115

U.S. SBA PPP loans	89,129		110,320
Net deferred fees	(2,647)		(2,360)
Net U.S. SBA PPP Loans	86,482		107,960

Total net loans	1,602,375		1,594,075

Gross Loans	$1,623,005		$1,614,595
The Company has segregated its loans into two categories: portfolio loans and U.S. SBA PPP loans.
Deferred Costs/Fees
Net deferred costs consist of fees paid by customers offset by the estimated costs to produce the loans. U.S. SBA PPP deferred fees consist of fees paid by the SBA offset by estimated costs. Deferred fees and costs are amortized into interest income as loans are repaid or forgiven.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At June 30, 2021 and December 31, 2020, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)
Commercial real estate loan balances include commercial construction. The Company finances a variety of commercial properties. Construction balances were 4.3% and 6.9% of the CRE portfolio at June 30, 2021 and December 31, 2020, respectively. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.
Residential First Mortgages
Residential first mortgage loans are generally long-term (10 to 30 years) amortizing loans. The Bank’s residential portfolio has both fixed-rate and adjustable-rate residential first mortgages.
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans.
As of June 30, 2021, and December 31, 2020, the Bank serviced $19.6 million and $23.9 million, respectively, in residential mortgage loans for others.
Residential Rentals
Residential rental mortgage loans are amortizing long-term loans. The loans are secured by income-producing 1-4 family units and apartments. Loans secured by residential rental properties are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
Construction and Land Development
The Bank offers loans for the construction of residential dwellings. These loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land. Construction and Land Development loans are dependent on the successful completion of the underlying project or the borrowers guarantee to repay the loan. As such, they are subject to the risks of the project including changing prices and interest rates. The repayment of these loans is also dependent on the borrower’s ability to successfully manage the construction and development activities.
Home Equity and Second Mortgage Loans
The Bank maintains a portfolio of home equity and second mortgage loans. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage would need to be paid off prior to collection of the second mortgage.
Commercial Loans
Commercial loans including lines of credit are short-term loans (5 years or less) that are secured by the equipment financed, the guarantees of the borrower, and other collateral. These loans are dependent on the success of the underlying business or the strength of the guarantor.
Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit. The repayment of these loans is dependent on the continued stability of the customer.
Commercial Equipment Loans
These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other security. These loans are dependent on the success of the underlying business or the strength of the guarantor.

U.S. SBA PPP Loans
U.S. SBA PPP loans are fully guaranteed by the Small Business Administration and the Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes all U.S. SBA PPP loans were underwritten in accordance with the program's guidelines.
Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$5,189	$6,539	$11,728
Residential first mortgages	183	272	455
Residential rentals	262	722	984
Home equity and second mortgages	202	382	584
Commercial equipment	—	51	51
	$5,836	$7,966	$13,802

	December 31, 2020
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$11,428	$5,184	$16,612
Residential first mortgages	335	459	794
Residential rentals	—	275	275
Home equity and second mortgages	202	293	495
Commercial equipment	—	46	46
	$11,965	$6,257	$18,222
Non-accrual loans at December 31, 2020 included three TDRs totaling $1.52 million. These loans were classified as non-accrual solely for the calculation of financial ratios.
Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $8.5 million and $12.4 million at June 30, 2021 and December 31, 2020, respectively. Interest due but not recognized on these balances at June 30, 2021 and December 31, 2020 were $0.1 million and $0.4 million, respectively. Non-accrual loans with a specific allowance for impairment amounted to $5.3 million and $5.8 million at June 30, 2021 and December 31, 2020, respectively. Interest due but not recognized on these balances at June 30, 2021 and December 31, 2020 were $0.4 million and $0.4 million, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Purchase Credit Impaired ("PCI") loans are included as a single category in the table below as management believes there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of past due loans as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$101	$5,189	$5,290	$1,263	$1,105,060	$1,111,613
Residential first mortgages	—	—	183	183	—	105,299	105,482
Residential rentals	—	—	262	262	—	141,948	142,210
Construction and land dev.	—	—	—	—	—	36,918	36,918
Home equity and second mtg.	—	—	202	202	399	28,125	28,726
Commercial loans	—	—	—	—	—	47,567	47,567
Consumer loans	—	—	—	—	—	1,442	1,442
Commercial equipment	—	—	—	—	—	59,918	59,918
Total portfolio loans	$—	$101	$5,836	$5,937	$1,662	$1,526,277	$1,533,876

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$89,129	$89,129

	December 31, 2020
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$11,428	$11,428	$1,572	$1,036,147	$1,049,147
Residential first mortgages	—	—	335	335	—	133,444	133,779
Residential rentals	—	—	—	—	—	139,059	139,059
Construction and land dev.	—	—	—	—	—	37,520	37,520
Home equity and second mtg.	167	—	202	369	406	28,354	29,129
Commercial loans	—	—	—	—	—	52,921	52,921
Consumer loans	8	—	—	8	—	1,019	1,027
Commercial equipment	—	4	—	4	—	61,689	61,693
Total portfolio loans	$175	$4	$11,965	$12,144	$1,978	$1,490,153	$1,504,275

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$110,320	$110,320

There were no loans that were past due 90 days or greater accruing interest at June 30, 2021 and December 31, 2020.

Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at June 30, 2021 and 2020 and at December 31, 2020 were as follows:

	June 30, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$12,007	$6,478	$5,294	$11,772	$743	$11,782	$114	$11,802	$224
Residential first mortgages	888	879	—	879	—	880	6	883	18
Residential rentals	999	984	—	984	—	990	12	994	25
Home equity and second mtg.	602	584	—	584	—	615	3	617	6
Commercial equipment	527	475	35	510	35	531	1	549	13
Total	$15,023	$9,400	$5,329	$14,729	$778	$14,798	$136	$14,845	$286

	June 30, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$21,360	$20,315	$842	$21,157	$60	$21,191	$88	$21,243	$238
Residential first mortgages	1,710	1,710	—	1,710	—	1,717	13	1,731	29
Residential rentals	643	643	—	643	—	648	12	653	18
Home equity and second mtg.	656	645	—	645	—	646	10	647	12
Commercial loans	1,807	1,807	—	1,807	—	1,807	—	1,807	—
Consumer loans	5	5	—	5	—	5	—	5	—
Commercial equipment	548	489	44	533	44	539	7	544	21
Total	$26,729	$25,614	$886	$26,500	$104	$26,553	$130	$26,630	$318

	December 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$17,952	$11,915	$5,799	$17,714	$1,316	$17,729	$361
Residential first mortgages	2,001	1,989	—	1,989	—	2,043	70
Residential rentals	626	625	—	625	—	643	32
Home equity and second mtg.	568	555	—	555	—	559	15
Commercial equipment	527	472	40	512	40	531	30
Total	$21,674	$15,556	$5,839	$21,395	$1,356	$21,505	$508
TDRs included in the impaired loan schedules above, as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$44	1	$1,376	2
Residential first mortgages	—	—	247	2
Commercial equipment	460	2	471	2
Total TDRs	$504	3	$2,094	6
Less: TDRs included in non-accrual loans	(1)	(1)	(1,522)	(3)
Total accrual TDR loans	$503	2	$572	3
The Company had specific reserves of $0.4 million on six TDRs totaling $2.1 million at December 31, 2020.

Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the three and six months ended June 30, 2021 and 2020, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	June 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,285	$(1)	$1	$633	$13,918
Residential first mortgages	1,024	—	—	(177)	847
Residential rentals	1,361	—	—	(175)	1,186
Construction and land development	365	—	—	(33)	332
Home equity and second mortgages	263	—	2	(23)	242
Commercial loans	1,012	(26)	5	122	1,113
Consumer loans	29	—	—	(1)	28
Commercial equipment	917	(34)	22	(107)	798
	$18,256	$(61)	$30	$239	$18,464
Purchase Credit Impaired	—	—	—	52	52
Total	$18,256	$(61)	$30	$291	$18,516

Six Months Ended	June 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,248)	$2	$1,420	$13,918
Residential first mortgages	1,305	(142)	—	(316)	847
Residential rentals	1,413	(46)	—	(181)	1,186
Construction and land development	401	—	—	(69)	332
Home equity and second mortgages	261	—	3	(22)	242
Commercial loans	1,222	(76)	10	(43)	1,113
Consumer loans	20	—	—	8	28
Commercial equipment	1,058	(34)	37	(263)	798
	$19,424	$(1,546)	$52	$534	$18,464
Purchase Credit Impaired	—	—	—	52	52
Total	$19,424	$(1,546)	$52	$586	$18,516

Three Months Ended	June 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$9,083	$(929)	$—	$3,114	$11,268
Residential first mortgages	862	—	—	23	885
Residential rentals	702	—	—	357	1,059
Construction and land development	436	—	—	(8)	428
Home equity and second mortgages	258	(25)	—	26	259
Commercial loans	2,266	(1,026)	5	(83)	1,162
Consumer loans	15	—	—	—	15
Commercial equipment	1,439	(282)	15	71	1,243
	$15,061	$(2,262)	$20	$3,500	$16,319
Purchase Credit Impaired	—	—	—	—	—
Total	$15,061	$(2,262)	$20	$3,500	$16,319

Six Months Ended	June 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$(929)	$—	$4,799	$11,268
Residential first mortgages	464	—	—	421	885
Residential rentals	397	—	—	662	1,059
Construction and land development	273	—	—	155	428
Home equity and second mortgages	149	(25)	1	134	259
Commercial loans	1,086	(1,026)	10	1,092	1,162
Consumer loans	10	—	—	5	15
Commercial equipment	1,165	(282)	28	332	1,243
	$10,942	$(2,262)	$39	$7,600	$16,319
Purchase Credit Impaired	—	—	—	—	—
Total	$10,942	$(2,262)	$39	$7,600	$16,319

The following tables detail loan receivable and allowance balances at June 30, 2021 and 2020 and December 31, 2020.

	June 30, 2021				December 31, 2020				June 30, 2020
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$11,772	$1,098,578	$1,263	$1,111,613	$17,714	$1,029,861	$1,572	$1,049,147	$21,157	$973,361	$1,593	$996,111
Residential first mortgages	879	104,603	—	105,482	1,989	131,790	—	133,779	1,710	163,960	—	165,670
Residential rentals	984	141,226	—	142,210	625	138,434	—	139,059	643	131,947	—	132,590
Construction and land development	—	36,918	—	36,918	—	37,520	—	37,520	—	37,580	—	37,580
Home equity and second mortgages	584	27,743	399	28,726	555	28,168	406	29,129	645	32,828	400	33,873
Commercial loans	—	47,567	—	47,567	—	52,921	—	52,921	1,807	61,442	—	63,249
Consumer loans	—	1,442	—	1,442	—	1,027	—	1,027	5	1,112	—	1,117
Commercial equipment	510	59,408	—	59,918	512	61,181	—	61,693	533	62,022	—	62,555
	$14,729	$1,517,485	$1,662	$1,533,876	$21,395	$1,480,902	$1,978	$1,504,275	$26,500	$1,464,252	$1,993	$1,492,745
Allowance for loan losses:
Commercial real estate	$743	$13,175	$52	$13,970	$1,316	$12,428	$—	$13,744	$60	$11,208	$—	$11,268
Residential first mortgages	—	847	—	847	—	1,305	—	1,305	—	885	—	885
Residential rentals	—	1,186	—	1,186	—	1,413	—	1,413	—	1,059	—	1,059
Construction and land development	—	332	—	332	—	401	—	401	—	428	—	428
Home equity and second mortgages	—	242	—	242	—	261	—	261	—	259	—	259
Commercial loans	—	1,113	—	1,113	—	1,222	—	1,222	—	1,162	—	1,162
Consumer loans	—	28	—	28	—	20	—	20	—	15	—	15
Commercial equipment	35	763	—	798	40	1,018	—	1,058	44	1,199	—	1,243
	$778	$17,686	$52	$18,516	$1,356	$18,068	$—	$19,424	$104	$16,215	$—	$16,319

Credit Quality Indicators
Credit quality indicators as of June 30, 2021 and December 31, 2020 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	6/30/2021	12/31/2020	6/30/2021	12/31/2020	6/30/2021	12/31/2020
Unrated	$1,223	$162,434	$—	$1,036	$—	$47,605
Pass	1,094,624	866,648	36,918	36,484	141,226	90,633
Special mention	4,291	2,417	—	—	—	821
Substandard	11,475	17,648	—	—	984	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,111,613	$1,049,147	$36,918	$37,520	$142,210	$139,059

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	6/30/2021	12/31/2020	6/30/2021	12/31/2020	6/30/2021	12/31/2020
Unrated	$—	$12,962	$—	$26,585	$1,223	$250,622
Pass	47,567	39,959	59,635	31,091	1,379,970	1,064,815
Special mention	—	—	233	3,977	4,524	7,215
Substandard	—	—	50	40	12,509	17,688
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$47,567	$52,921	$59,918	$61,693	$1,398,226	$1,340,340

	Non-Commercial Portfolios**		U.S. SBA PPP Loans		Total Loans Portfolios
(dollars in thousands)	6/30/2021	12/31/2020	6/30/2020	12/31/2019	6/30/2021	12/31/2020
Unrated	$111,653	$136,792	$89,129	$110,320	$202,005	$497,734
Pass	23,124	25,125	—	—	1,403,094	1,089,940
Special mention	—	457	—	—	4,524	7,672
Substandard	873	1,561	—	—	13,382	19,249
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$135,650	$163,935	$89,129	$110,320	$1,623,005	$1,614,595
_______________________________________
**Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	6/30/2021	12/31/2020	6/30/2021	12/31/2020	6/30/2021	12/31/2020
Performing	$105,299	$133,444	$28,524	$28,927	$1,442	$1,027
Nonperforming	183	335	202	202	—	—
Total	$105,482	$133,779	$28,726	$29,129	$1,442	$1,027

A risk-grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships are graded at inception and at a minimum annually. At December 31, 2020 and prior, only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater were subject to being risk rated. During the quarter ended March 31, 2021, the Bank's policy was amended to risk rate all commercial loan relationships.
Home equity, second mortgages, consumer loans, and residential first mortgages are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are loans with an Other Assets Especially Mentioned ("OAEM") or higher risk rating.
Management regularly reviews credit quality indicators. Loans subject to risk ratings are graded on a scale of one to ten.
Ratings 1 thru 6 - Pass – Loans rated pass display none of the characteristics of classified loans.
Rating 7 - OAEM (Other Assets Especially Mentioned) – Special Mention loans have potential weaknesses that deserve management’s close attention. If uncorrected these weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified.
Rating 8 - Substandard – A substandard loan is inadequately protected by the current net worth and payment capacity of the borrower or of the collateral pledged. Loans classified as substandard have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.
Rating 9 - Doubtful – A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full improbable on the basis of currently existing facts, conditions, and values.
Rating 10 – Loss – Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be non-collectable.
PCI Loans and Acquired Loans
PCI loans had an unpaid principal balance of $2.0 million and a carrying value of $1.7 million at June 30, 2021. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference.
A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Accretable yield, beginning of period	$311	$539	$342	$677
Additions	—	—	—	—
Accretion	(29)	(1)	(60)	(139)
Reclassification from nonaccretable difference	15	24	15	24
Other changes, net	29	(148)	29	(148)
Accretable yield, end of period	$326	$414	$326	$414

At June 30, 2021 performing acquired loans, which totaled $53.0 million, included a $0.6 million net acquisition accounting fair market value adjustment, representing a 1.17% discount; and PCI loans which totaled $1.7 million, included a $0.3 million adjustment, representing a 15.49% discount. At December 31, 2020 acquired performing loans, which totaled $59.0 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $2.0 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the three months ended June 30, 2021 and 2020 there was $75,000 and $0.2 million, respectively, of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second quarter of 2021 and 2020 which resulted in a reclassification of $37,000, net of PCI impairment, and $24,000, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of June 30, 2021 and December 31, 2020:

BY ACQUIRED AND NON-ACQUIRED	June 30, 2021	%	December 31, 2020	%
Acquired loans - performing	$53,035	3.27%	$58,999	3.66%
Acquired loans - PCI	1,662	0.10%	1,978	0.12%
Total acquired loans	54,697	3.37%	60,977	3.78%
U.S. SBA PPP loans	89,129	5.49%	110,320	6.83%
Non-acquired loans**	1,479,179	91.14%	1,443,298	89.39%
Gross loans	1,623,005		1,614,595
Net deferred fees	(2,114)	(0.13)%	(1,096)	(0.07)%
Total loans, net of deferred fees	$1,620,891		$1,613,499
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2021	As of December 31, 2020

Goodwill	$10,835	$10,835

	As of June 30, 2021			As of December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible	$3,590	$(2,323)	$1,267	$3,590	$(2,063)	$1,527
The estimated future amortization expense for intangible assets remaining as of June 30, 2021 is as follows:

(dollars in thousands)

Remainder of 2021	$235
2022	398
2023	302
2024	205
2025	109
Thereafter	18
$1,267
As of June 30, 2021, the Company did not have impairment to goodwill or core deposit intangibles ("CDI").
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
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2020 and concluded that there was no impairment at December 31, 2020. At June 30, 2021, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the measurement date and the fourth quarter 2020 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties. An analysis of OREO activity follows.

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2021	2020	2020
Balance at beginning of year	$3,109	$7,773	$7,773
Additions of underlying property	—	—	1,240
Disposals of underlying property	(932)	(2,287)	(2,882)
Valuation allowance	(641)	(1,791)	(3,022)
Balance at end of period	$1,536	$3,695	$3,109
Expenses applicable to OREO assets included the following.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020

Valuation allowance	$641	$1,791
Losses (gains) on dispositions	(16)	9
Operating expenses	44	82
	$669	$1,882
There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in the process as of June 30, 2021 and December 31, 2020.
NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	June 30, 2021		December 31, 2020
	Balance	%	Balance	%
Noninterest-bearing demand	$423,165	22.18%	$362,079	20.74%
Interest-bearing:
Demand	685,023	35.90%	590,159	33.81%
Money market deposits	351,262	18.41%	340,725	19.52%
Savings	107,288	5.62%	98,783	5.66%
Certificates of deposit	341,400	17.89%	353,856	20.27%
Total interest-bearing	1,484,973	77.82%	1,383,523	79.26%

Total Deposits	$1,908,138	100.00%	$1,745,602	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at June 30, 2021 and December 31, 2020 was $63.3 million and $64.3 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At June 30, 2021, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $271.4 million. At December 31, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $238.8 million. These concentrations were with local municipal agencies.

NOTE 7 – COMMITMENTS & CONTINGENCIES
Operating Leases
The Company's operating lease agreements are for branches and office space.
The table below details the Company's operating leases:

(dollars in thousands)	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right of use asset, net	$6,305	$7,831
Operating lease liability	$6,512	$8,088
Weighted average remaining lease term	17.31 years	18.21 years
Weighted average discount rate	3.50%	3.52%
Remaining lease term - min	0.2 years	0.7 years
Remaining lease term - max	24.0 years	24.0 years
The table below details the Company's lease cost, which is included in occupancy expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020

Operating lease cost	$146	$198	$343	$397

Cash paid for lease liability	$159	$174	$1,704	$346
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2021

Lease payments due:
Within one year	$545
After one but within two years	534
After two but within three years	541
After three but within four years	557
After four but within five years	591
After five years	6,123
Total undiscounted cash flows	$8,891
Discount on cash flows	2,379
Total lease liability	$6,512

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
NOTE 9 – SUBORDINATED NOTES
On October 14, 2020, the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.6 million, which are being amortized over the life of the Notes.

NOTE 10 – REGULATORY CAPITAL
The Bank’s primary regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation, supervision and examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC. The Company is subject to regulation, examination, and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”).
The Company and Bank are subject to the Basel III Capital Rules which establish a comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s “Basel III” framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules define the components of capital and address other issues affecting banking institutions’ regulatory capital ratios.

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
As of June 30, 2021, and December 31, 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rules. Management believes, as of June 30, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Common equity		$203,962	$198,013	$230,158	$217,142
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(937)	(1,129)	(937)	(1,129)
AOCI (gains) losses		(3,063)	(4,504)	(3,063)	(4,504)
Common Equity Tier 1 Capital		189,127	181,545	215,323	200,674
TRUPs		12,000	12,000	—	—
Tier 1 Capital		201,127	193,545	215,323	200,674
Allowable reserve for credit losses and other Tier 2 adjustments		18,567	19,475	18,567	19,475
Subordinated notes		19,482	19,526	—	—
Tier 2 Capital		$239,176	$232,546	$233,890	$220,149

Risk-Weighted Assets ("RWA")		$1,635,471	$1,582,581	$1,633,346	$1,580,786
Average Assets ("AA")		$2,102,079	$2,025,061	$2,100,536	$2,023,325
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.56%	11.47%	13.18%	12.69%
Tier 1 Capital to RWA	8.50	12.30	12.23	13.18	12.69
Tier 2 Capital to RWA	10.50	14.62	14.69	14.32	13.93
Tier 1 Capital to AA (Leverage) (2)	n/a	9.57	9.56	10.25	9.92
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
Dividends paid by the Company are substantially funded from dividends received from the Bank. Federal and holding company regulations, as well as Maryland law, impose restrictions on capital distributions, including dividend payments and share repurchases. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the three and six months ended June 30, 2021 or the year ended December 31, 2020.
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

Equity Securities Carried at Fair Value Through Income
Equity securities carried at fair value through income are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 equity securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 equity securities include mutual funds with asset-backed securities issued by GSEs as the underlying investment supporting the fund. Equity securities classified as Level 3 include mutual funds with asset-backed securities in less liquid markets.
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2021 and December 31, 2020, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$58,127	$—	$58,127	$—
CMOs	171,126	—	171,126	—
U.S. Agency	11,817	—	11,817	—
Asset-backed securities issued by Others:
Residential CMOs	257	—	257	—
Student Loan Trust ABSs	50,196	—	50,196	—
Municipal bonds	39,612	—	39,612	—
U.S. government obligations	16,543	—	16,543	—
Total AFS securities	$347,678	$—	$347,678	$—

Equity securities carried at fair value through income
CRA investment fund	$4,814	$—	$4,814	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$34,953	$—	$34,953	$—
CMOs	127,447	—	127,447	—
Asset-backed securities issued by others:
Residential CMOs	288	—	288	—
Student Loan Trust ABSs	37,439	—	37,439	—
Municipal bonds	44,478	—	44,478	—
U.S. government obligations	1,500	—	1,500	—
Total AFS securities	$246,105	$—	$246,105	$—

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$4,855	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 were included in the tables below.

(dollars in thousands)	June 30, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,551	$—	$—	$4,551
Total loans with impairment	4,551	—	—	4,551
Other real estate owned	$1,536	$—	$—	$1,536

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,483	$—	$—	$4,483
Total loans with impairment	4,483	—	—	4,483
Other real estate owned	$3,109	$—	$—	$3,109
Loans with impairment had unpaid principal balances of $5.3 million and $5.8 million at June 30, 2021 and December 31, 2020, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2021 and December 31, 2020.

June 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$4,551	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% (15%)
Other real estate owned	$1,536	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (54%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$4,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% (23%)
Other real estate owned	$3,109	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (47%)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the financial instrument fair value disclosure requirements, including the Company’s common stock, OREO, premises and equipment and other assets and liabilities.
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
The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$347,678	$347,678	$—	$347,678	$—
Equity securities carried at fair value through income	4,814	4,814	—	4,814	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,036	2,036	—	2,036	—
Net loans receivable	1,602,375	1,593,430	—	—	1,593,430
Accrued Interest Receivable	6,590	6,590	—	6,590	—
Investment in BOLI	38,493	38,493	—	38,493	—

Liabilities
Savings, NOW and money market accounts	$1,566,738	$1,566,738	$—	$1,566,738	$—
Time deposits	341,400	342,421	—	342,421	—
Long-term debt	27,267	27,619	—	27,619	—
TRUPs	12,000	11,044	—	11,044	—
Subordinated notes	19,482	21,056	—	21,056	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2020 Form 10-K for the fair value methodologies used as of December 31, 2020:

December 31, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$246,105	$246,105	$—	$246,105	$—
Equity securities carried at fair value through income	4,855	4,855	—	4,855	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,777	2,777	—	2,777	—
Net loans receivable	1,594,075	1,581,922	—	—	1,581,922
Accrued Interest Receivable	8,717	8,717	—	8,717	—
Investment in BOLI	38,061	38,061	—	38,061	—

Liabilities
Savings, NOW and money market accounts	$1,391,746	$1,391,746	$—	$1,391,746	$—
Time deposits	353,856	355,478	—	355,478	—
Long-term debt	27,302	27,805	—	27,805	—
TRUPs	12,000	9,444	—	9,444	—
Subordinated notes	19,526	20,106	—	20,106	—
At June 30, 2021 and December 31, 2020, the Company had outstanding loan commitments and standby letters of credit with customers of $68.0 million and $66.5 million, respectively, and $22.1 million and $20.0 million, respectively. Additionally, at June 30, 2021 and December 31, 2020, customers had $239.6 million and $225.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following table presents the changes in each component of AOCI gain, net of tax, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$1,684	$3,159	$4,504	$1,504
Other comprehensive gains (loss), net of tax before reclassifications	1,379	1,275	(1,874)	2,687
Amounts reclassified from accumulated other comprehensive gain	—	83	433	326
Net other comprehensive income (loss)	1,379	1,358	(1,441)	3,013
End of period	$3,063	$4,517	$3,063	$4,517

NOTE 14 – EARNINGS PER SHARE (“EPS”)
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Common shares that may be issued by the Company related to outstanding unvested restricted stock units and performance stock unit awards were determined using the treasury stock method and are included in the calculation of dilutive common stock equivalents.
Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Income	$6,432	$3,450	$12,731	$6,198

Average number of common shares outstanding	5,845,009	5,894,009	5,866,510	5,890,607
Dilutive effect of common stock equivalents	11,945	—	11,188	—
Average number of shares used to calculate diluted EPS	5,856,954	5,894,009	5,877,698	5,890,607

Anti-dilutive shares	—	—	—	—

Earnings Per Common Share
Basic	$1.10	$0.59	$2.17	$1.05
Diluted	$1.10	$0.59	$2.17	$1.05
NOTE 15 – INCOME TAXES
The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. If it is more likely than not that some portion or the entire deferred tax asset will not be realized, deferred tax assets will be reduced by a valuation allowance. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current income tax expense	$2,144	$1,758	$4,039	$2,497
Deferred income tax benefit	46	(622)	278	(1,418)
Income tax expense as reported	$2,190	$1,136	$4,317	$1,079

Effective tax rate	25.4%	24.8%	25.3%	14.8%
Net deferred tax assets totaled $8.1 million at June 30, 2021 and $7.9 million at December 31, 2020. No valuation allowance for deferred tax assets was recorded at June 30, 2021 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The increase in income tax expense for the three and six months ended June 30, 2021 was primarily due to a higher pretax income and a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.

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
NOTE 16 – OTHER EXPENSES
The Company had the following other noninterest expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Deposit account expenses	$124	$101	$242	$212
Insurance	109	48	208	97
ATM expenses	62	82	143	168
Fraud losses	(218)	25	1,111	32
Other expenses	650	498	1,254	1,064
	$727	$754	$2,958	$1,573
For the six months ended June 30, 2021, fraud losses include a $1.3 million charge related to an isolated wire transfer fraud incident. No additional expense is expected to be incurred relating to this incident and the Company submitted an insurance claim that could result in a recovery of a portion of the expense. As of the six months ended June 30, 2021, the Company recovered approximately $0.2 million from other financial institutions related to the wire transfer incident.
NOTE 17 – SUBSEQUENT EVENTS
On October 20, 2020, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 Repurchase Plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock. On July 15, 2021, the Company disclosed that it completed the repurchase of the $7.0 million of shares of the Company’s common stock pursuant to the repurchase plan announced on October 20, 2020. The 2020 Repurchase Plan authorized the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. Between November 2020 and July 2021, 200,275 shares were purchased at a total cost of approximately $6.98 million or an average of $34.83 per share. Subsequent to June 30, 2021, 71,196 shares were purchased at a total cost of $2.5 million or an average of $35.63 per share. As of July 15, 2021, the Company had 5,715,732 shares outstanding. The Company will continue to evaluate the use of additional capital management strategies to enhance overall shareholder value, including repurchasing some or all of the 99,725 shares remaining under the 2020 Repurchase Plan. Future plans to resume repurchases will be publicly announced.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020. This table should be read together with the Company's consolidated financial statements and related notes and Item 6. Selected Financial Data as presented in the Company’s Form 10-K for the year ended December 31, 2020.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.22%	0.69%	1.22%	0.65%
Return on average common equity ("ROACE")	12.62	7.27	12.57	6.64
Return on Average Tangible Common Equity ("ROATCE")**	13.62	8.05	13.59	7.44
Average total equity to average total assets	9.63	9.52	9.67	9.84
Interest rate spread	3.30	3.21	3.36	3.21
Net interest margin	3.37	3.34	3.43	3.39
Cost of funds	0.21	0.54	0.23	0.72
Cost of deposits	0.14	0.48	0.16	0.64
Cost of debt	2.51	1.06	2.50	1.61
Efficiency ratio(1)	51.27	53.75	52.55	56.19
Non-interest expense to average assets	1.77	1.88	1.87	2.01
Net operating expense to average assets(2)	1.42	1.43	1.46	1.55
Average interest-earning assets to average interest-bearing liabilities	131.36	125.51	130.12	124.99
Net charge-offs to average portfolio loans	0.01	0.61	0.20	0.30
COMMON SHARE DATA
Basic net income per common share	$1.10	$0.59	$2.17	$1.05
Diluted net income per common share	1.10	0.59	2.17	1.05
Cash dividends paid per common share	0.150	0.125	0.275	0.250
Weighted average common shares outstanding:
Basic	5,845,009	5,894,009	5,866,510	5,890,607
Diluted	5,856,954	5,894,009	5,877,698	5,890,607
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.
(1)Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
(2)The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
COMMON SHARE DATA
Book value per common share	$35.25	$33.54
Tangible book value per common share**	33.15	31.45
Common shares outstanding at end of period	5,786,928	5,903,613
OTHER DATA
Full-time equivalent employees	189	189
Branches	11	12
Loan Production Offices	4	4
CAPITAL RATIOS
Tier 1 capital to average assets	9.57%	9.56%
Tier 1 common capital to risk-weighted assets	11.56	11.47
Tier 1 capital to risk-weighted assets	12.30	12.23
Total risk-based capital to risk-weighted assets	14.62	14.69
Common equity to assets	9.29	9.77
Tangible common equity to tangible assets	8.79	9.22
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

(dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020	June 30, 2020
Total assets	$2,195,059	$2,026,439	$2,093,756
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	1,267	1,527	1,810
Total intangible assets	12,102	12,362	12,645
Tangible assets	$2,182,957	$2,014,077	$2,081,111

Total common equity	$203,962	$198,013	$189,442
Less: intangible assets	12,102	12,362	12,645
Tangible common equity	$191,860	$185,651	$176,797

Common shares outstanding at end of period	5,786,928	5,903,613	5,911,715

Common equity to assets	9.29%	9.77%	9.05%
Tangible common equity to tangible assets	8.79%	9.22%	8.50%

Common book value per share	$35.25	$33.54	$32.05
Tangible common book value per share	$33.15	$31.45	$29.91

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Return on Average Tangible Common Equity ("ROATCE")
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (as reported)	$6,432	$3,450	$12,731	$6,198
Core deposit intangible amortization (net of tax)	94	114	193	262
Net earnings applicable to common shareholders	$6,526	$3,564	$12,924	$6,460

ROATCE	13.62%	8.05%	13.59%	7.44%

Average tangible common equity	$191,708	$177,146	$190,266	$173,759

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
Our customer focus is to serve small and medium sized commercial businesses as well as local municipal agencies and not-for-profits. Relationship teams provide customers with specific banker contacts and a support team to address product and service demands. We believe our ability to offer fast, flexible, local decision-making will continue to attract significant new business relationships. Our structure provides a consistent and superior level of professional service and excelling at customer service is a critical part of our culture.

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
Management continues to drive profitability, operating efficiency and shareholder value. During the first six months of 2021, we repurchased common shares, significantly reduced nonperforming assets, introduced two new product lines and continued to optimize our branch and virtual banking operations.
•During the six months ended June 30, 2021, the Company repurchased 119,116 shares of common stock at an average price of $34.93 per share.
•The Company increased its dividends paid to shareholders by 20% from $0.125 in the first quarter of 2021 to $0.150 in the second quarter of 2021.
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

•On March 31, 2021, the Bank consolidated its St. Patrick's Drive branch in Waldorf, Maryland into the Bank's nearby main office branch.
•On April 21, 2021, the Bank purchased its second branch location in Virginia at 5831 Plank Road, Spotsylvania. The full-service branch is expected to open in late 2021 and will provide banking, lending and wealth management services with a focus on digital banking. At June 30, 2021, loans in the greater Fredericksburg, Virginia area accounted for approximately 40% of the Bank's outstanding portfolio loans, and Fredericksburg branch deposits were $89.0 million with an average cost of deposits of six basis points. The greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
The net financial impact of the new Spotsylvania branch and the closing of the St. Patrick's Drive branch is expected to be neutral to the Company's expense run rate.
The COVID-19 pandemic has presented both economic and operational challenges in 2021 and 2020. Despite these challenges, the Company's balance sheet and operating results have remained strong. The addition of new customers during 2020 continued our success in increasing lower-cost transaction deposits in each of the last five years. Over the last 18 months, our core profitability has increased from a stable net interest margin primarily due to improved funding composition, increased non-interest income from additional products and services and expense control.
The Company is addressing COVID-19 credit concerns by maintaining an adequate allowance for loan losses, resolving multiple OREO assets, and strengthening regulatory capital with the October 2020 addition of subordinated debt. We believe current market disruptions in the banking industry caused by both the COVID-19 pandemic as well as industry consolidation will provide opportunities for continued organic growth in 2021. In the first six months of 2021, we continued to help our community and customers navigate economic uncertainty by originating U.S. SBA PPP loans and offering payment deferral programs for our portfolio loans. The subsequent decrease in payment deferrals on our portfolio loans is a positive sign that our local economy is rebounding.
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
•The Company offered payment deferral programs for its business and individual customers. Depending on the need of the client, the Company deferred either the full or partial loan payment between 90 and 180 days. As of June 30, 2021, the Bank's loan deferrals had decreased to $3.5 million, which represented 0.2% of gross portfolio loans from $35.4 million or 2.4% of gross portfolio loans as of December 31, 2020.
•The Company actively assisted customers and community businesses with applications for resources through the U.S. SBA PPP program. As of June 30, 2021, the Company had 654 U.S. SBA PPP loans with balances of $89.1 million.
•The Bank continues to work with customers using its mobile banking and other online channels as well as in-branch services to ensure our customers are able to transact business through the various stages of the pandemic.
Subsequent events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements (see Note 17) included in this Quarterly Report on Form 10-Q were issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
Summary of Financial Results
The Company reported net income for the three months ended June 30, 2021 of $6.4 million or diluted earnings per share of $1.10 compared to net income of $3.5 million or $0.59 per diluted earnings per share for the three months ended June 30, 2020. The Company’s ROAA and ROACE were 1.22% and 12.62% for the three months ended June 30, 2021 compared to 0.69% and 7.27% in June 30, 2020.
The increase to net income in the second quarter of 2021 compared to the same quarter in 2020 was primarily due to a lower provision for loan losses and lower interest expense, partially offset by lower in noninterest income.

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Interest and dividend income	$17,444	$17,638	$(194)	(1.1)%
Interest expense	1,009	2,414	(1,405)	(58.2)%
Net interest income	16,435	15,224	1,211	8.0%
Provision for loan losses	291	3,500	(3,209)	(91.7)%
Noninterest income	1,856	2,259	(403)	(17.8)%
Noninterest expense	9,378	9,397	(19)	(0.2)%
Income before income taxes	8,622	4,586	4,036	88.0%
Income tax expense	2,190	1,136	1,054	92.8%
Net income	$6,432	$3,450	$2,982	86.4%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,320	$16,277	$43	0.3%
Taxable interest and dividends on investment securities	1,101	1,341	(240)	(17.9)%
Interest on deposits with banks	23	20	3	15.0%
Total Interest and Dividend Income	$17,444	$17,638	$(194)	(1.1)%

Interest Expenses
Deposits	$640	$1,937	$(1,297)	(67.0)%
Short-term borrowings	—	28	(28)	(100.0)%
Long-term debt	369	449	(80)	(17.8)%
Total Interest Expenses	$1,009	$2,414	$(1,405)	(58.2)%

Net Interest Income	$16,435	$15,224	$1,211	8.0%

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

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$1,089,781	$10,953	4.02%	$981,188	$10,537	4.30%
Residential first mortgages	109,296	838	3.07%	168,958	1,397	3.31%
Residential rentals	139,080	1,410	4.06%	131,018	1,521	4.64%
Construction and land development	38,315	425	4.44%	39,856	445	4.47%
Home equity and second mortgages	29,061	251	3.45%	35,135	318	3.62%
Commercial and equipment loans	104,117	1,108	4.26%	131,186	1,554	4.74%
U.S. SBA PPP loans	104,426	1,318	5.05%	90,132	493	2.19%
Consumer loans	1,425	17	4.77%	1,119	12	4.29%
Allowance for loan losses	(18,265)	—	—	(15,597)	—	—%
Loan portfolio (1)	1,597,236	16,320	4.09%	1,562,995	16,277	4.17%
Taxable investment securities	276,019	1,020	1.48%	211,917	1,248	2.36%
Nontaxable investment securities	15,559	81	2.08%	12,586	93	2.96%
Interest-bearing deposits in other banks	28,844	13	0.18%	17,384	11	0.25%
Federal funds sold	34,778	10	0.12%	15,893	9	0.23%
Interest-Earning Assets ("IEAs")	1,952,436	17,444	3.57%	1,820,775	17,638	3.87%
Cash and cash equivalents	65,897			73,206
Goodwill	10,835			10,835
Core deposit intangible	1,350			1,909
Other assets	86,421			88,827
Total Assets	$2,116,939			$1,995,552

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$406,166	$—	—%	$332,642	$—	—%
Interest-bearing demand deposits
Savings	105,814	13	0.05%	81,019	30	0.15%
Interest-bearing demand and money market accounts	977,201	185	0.08%	816,836	481	0.24%
Certificates of deposit	344,533	442	0.51%	373,129	1,426	1.53%
Total interest-bearing deposits	1,427,548	640	0.18%	1,270,984	1,937	0.61%
Total Deposits	1,833,714	640	0.14%	1,603,626	1,937	0.48%
Long-term debt	27,273	43	0.63%	67,342	276	1.64%
Short-term borrowings	—	—	—%	13,077	28	0.86%
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	—	—	—%	87,332	76	0.35%
Subordinated Notes	19,473	251	5.16%	—	—	—%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	75	2.50%	12,000	97	3.23%
Total Debt	58,746	369	2.51%	179,751	477	1.06%
Interest-Bearing Liabilities ("IBLs")	1,486,294	1,009	0.27%	1,450,735	2,414	0.67%
Total Funds	1,892,460	1,009	0.21%	1,783,377	2,414	0.54%

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Other liabilities	20,586			22,285
Stockholders’ equity	203,893			189,890
Total Liabilities and Stockholders’ Equity	$2,116,939			$1,995,552

Net interest income		$16,435			$15,224

Interest rate spread			3.30%			3.21%
Net yield on interest-earning assets			3.37%			3.34%
Average loans to average deposits			87.10%			97.47%
Average transaction deposits to total average deposits**			81.21%			76.73%
Ratio of average IEAs to average IBLs			131.36%			125.51%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $75,000 and $0.2 million of accretion interest during the three months ended June 30, 2021 and 2020, respectively.
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

For the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$350	$(307)	$43
Investment securities, federal funds sold and interest-bearing deposits	309	(546)	(237)
Total interest-earning assets	$659	$(853)	$(194)

Interest-bearing liabilities:
Savings	$3	$(20)	$(17)
Interest-bearing demand and money market accounts	30	(326)	(296)
Certificates of deposit	(37)	(947)	(984)
Long-term debt	(63)	(170)	(233)
Short-term borrowings	—	(28)	(28)
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	—	(76)	(76)
Subordinated Notes	251	—	251
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	(22)	(22)
Total interest-bearing liabilities	$185	$(1,590)	$(1,405)
Net change in net interest income	$475	$736	$1,211

Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
Net interest income increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in net interest income resulted primarily from significant decreases in interest expense from lower funding costs. Interest income decreased from significantly lower asset yields partially offset by increased interest income from larger average balances and accelerated loan fee recognition following the forgiveness of U.S. SBA PPP loans. Interest income from the Company's participation in the U.S. SBA PPP program was $1.3 million for the three months ended June 30, 2021 as compared to $0.5 million for the comparable quarter in 2020.
Net interest margin of 3.37% for the three months ended June 30, 2021 increased three basis points from 3.34% for the comparable period. The sharp decline in interest rates in 2020 and 2021 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets and investments, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates.
The increase in net interest margin from the second quarter of 2020 resulted primarily from the Company’s overall funding costs decreasing at a faster rate than interest earning asset yields. The Company’s cost of funds continued to decrease during the second quarter of 2021. The prepayment of $30.0 million of FHLB advances with a 2.2% average rate in the last six months of 2020, the repricing of time deposits, the increase in non-interest bearing accounts as a percentage of total deposits and lower costs for transaction deposit accounts all contributed to lowering the Bank's cost of funds in 2020 and 2021. Cost of funds decreased from 0.54% for the three months ended June 30, 2020 to 0.21% for the three months ended June 30, 2021.
For the three months ended June 30, 2021, net interest margin increased 10 basis points as a result of net U.S. SBA PPP loan interest income and accelerated loan fee recognition. Loan yields decreased from 4.17% for the three months ended June 30, 2020 to 4.09% for the three months ended June 30, 2021. Loan yields, excluding U.S. SBA PPP loan interest income, were 4.02% for the three months ended June 30, 2021.
Excluding the acceleration of interest income with U.S. SBA PPP loan forgiveness, compression of our net interest margin is in the second quarter of 2021 as interest-earning assets reprice faster than interest-bearing liabilities. We expect U.S. SBA PPP loan forgiveness to positively impact margins and net interest income in the third and fourth quarters of 2021 with the recognition of remaining net deferred fees.
Provision for Loan Losses
The provision for loan losses is a function of the calculation of the allowance for loan loss on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$44	$35	$9	25.7%
Gain on sale or disposition of assets	68	—	68	—%
Net gains on sale of investment securities	—	112	(112)	(100.0)%
Unrealized gain (losses) on equity securities	13	40	(27)	(68)%
Income from bank owned life insurance	218	220	(2)	(0.9)%
Service charges	892	709	183	25.8%
Referral fee income	621	1,143	(522)	(45.7)%
Total Noninterest Income	$1,856	$2,259	$(403)	(17.8)%
Noninterest income for the three months ended June 30, 2021 decreased from the three months ended June 30, 2020. The decrease for the comparable periods was primarily due to decreased referral fee income and decreased gains on the sale of investment securities partially offset by increased service charge income. Noninterest income as a percentage of average assets was 0.35% and 0.45%, respectively, for the three months ended June 30, 2021 and 2020.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,332	$4,714	$618	13.1%
OREO valuation allowance and expenses	488	1,100	(612)	(55.6)%
Sub-total	$5,820	$5,814	$6	0.1%
Operating Expenses
Occupancy expense	$688	$736	$(48)	(6.5)%
Advertising	148	130	18	13.8%
Data processing expense	990	924	66	7.1%
Professional fees	604	477	127	26.6%
Depreciation of premises and equipment	135	151	(16)	(10.6)%
FDIC Insurance	140	260	(120)	(46.2)%
Core deposit intangible amortization	126	151	(25)	(16.6)%
Other expenses	727	754	(27)	(3.6)%
Total Operating Expenses	$3,558	$3,583	$(25)	(0.7)%
Total Noninterest Expense	$9,378	$9,397	$(19)	(0.2)%

Noninterest expense was flat for the comparable periods as increased compensation and benefits and professional fees were offset by decreased OREO expenses and FDIC insurance. Other expenses include a $0.2 million partial recovery for a related isolated March 2021 wire transfer fraud incident. Our investigation determined that no information systems of the Bank were compromised, and no employee fraud was involved. No additional expense is expected to be incurred relating to this incident and the Company submitted an insurance claim that could result in additional recovery. Compensation and benefits increased for the comparable periods as no costs were deferred for the origination of U.S. SBA PPP loans in second quarter of 2021 compared with the deferral of $0.4 million in the second quarter of 2020. The FDIC insurance decreased due to improved balance sheet credit trends. Decreased OREO expenses reflect management's actions in 2020 to reduce non-performing assets. The Company's projected quarterly expense run rate for the third quarter of 2021 remains between $9.1-$9.3 million.
The Company’s efficiency ratio was 51.27% for the three months ended June 30, 2021 compared to 53.75% for the three months ended June 30, 2020. The Company’s net operating expense ratio was 1.42% for the three months ended June 30, 2021 compared to 1.43% for the three months ended June 30, 2020. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to reduce interest expense and controlling expense growth.
Income Tax Expense
Income tax expense increased $1.1 million for the three months ended June 30, 2021 compared to the same quarter in the prior year. For the three months ended June 30, 2021 the effective tax rate was 25.4%. The Company’s consolidated effective tax rate was a 24.8% in the second quarter of 2020.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Earnings Summary
The Company reported net income for the six months ended June 30, 2021 of $12.7 million or diluted earnings per share of $2.17 compared to net income of $6.2 million or $1.05 per diluted share for the six months ended June 30, 2020. The Company’s ROAA and ROACE were 1.22% and 12.57% for the six months ended June 30, 2021 compared to 0.65% and 6.64% for the six months ended June 30, 2020.
The increase to net income in the first six months of 2021 compared to the same period in 2020 was due to a lower provision for loan losses related to the COVID-19 pandemic and increased net interest income partially offset by increases in non-interest expense and income tax expense. The increase in income tax expense was due to higher pre-tax income and a change in the Company's state tax apportionment approach implemented in the first quarter of 2020. The Company's higher effective tax rate is explained in the income tax expense section included in the discussion of results for the six months ended June 30, 2021 in this MD&A.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Interest and dividend income	$35,122	$35,677	$(555)	(1.6)%
Interest expense	2,178	6,100	(3,922)	(64.3)%
Net interest income	32,944	29,577	3,367	11.4%
Provision for loan losses	586	7,600	(7,014)	(92.3)%
Noninterest income	4,216	4,380	(164)	(3.7)%
Noninterest expense	19,526	19,080	446	2.3%
Income before income taxes	17,048	7,277	9,771	134.3%
Income tax expense	4,317	1,079	3,238	300.1%
Net income	$12,731	$6,198	$6,533	105.4%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$32,912	$32,779	$133	0.4%
Taxable interest and dividends on investment securities	2,165	2,810	(645)	(23.0)%
Interest on deposits with banks	45	88	(43)	(48.9)%
Total Interest and Dividend Income	$35,122	$35,677	$(555)	(1.6)%

Interest Expenses
Deposits	$1,442	$4,981	$(3,539)	(71.0)%
Short-term borrowings	—	97	(97)	(100.0)%
Long-term debt	736	1,022	(286)	(28.0)%
Total Interest Expenses	$2,178	$6,100	$(3,922)	(64.3)%

Net Interest Income	$32,944	$29,577	$3,367	11.4%

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$1,074,874	$21,648	4.03%	$968,112	$21,782	4.50%
Residential first mortgages	117,097	1,752	2.99%	169,975	2,909	3.42%
Residential rentals	139,150	2,855	4.10%	131,469	2,874	4.37%
Construction and land development	37,209	828	4.45%	38,481	912	4.74%
Home equity and second mortgages	29,166	499	3.42%	35,582	771	4.33%
Commercial and equipment loans	104,697	2,178	4.16%	127,411	3,013	4.73%
U.S. SBA PPP loans	110,183	3,120	5.66%	46,516	493	2.12%
Consumer loans	1,373	32	4.66%	1,118	25	4.47%
Allowance for loan losses	(18,936)	—	—	(13,400)	—	—%
Loan portfolio (1)	1,594,813	32,912	4.13%	1,505,264	32,779	4.36%
Taxable investment securities	253,043	1,970	1.56%	213,664	2,711	2.54%
Non-taxable investment securities	18,185	195	2.14%	6,337	99	3.12%
Interest bearing deposits in other banks	26,964	28	0.21%	11,966	63	1.05%
Federal funds sold	26,794	17	0.13%	9,960	25	0.50%
Interest-Earning Assets ("IEAs")	1,919,799	35,122	3.66%	1,747,191	35,677	4.08%
Cash and cash equivalents	74,237			48,657
Goodwill	10,835			10,835
Core deposit intangible	1,415			1,986
Other assets	87,600			87,819
Total Assets	$2,093,886			$1,896,488

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$393,682	$—	—%	$289,473	$—	—%
Interest-bearing liabilities:
Savings	103,809	26	0.05%	76,052	48	0.13%
Interest-bearing demand and money market accounts	964,946	380	0.08%	800,797	1,805	0.45%
Certificates of deposit	347,930	1,036	0.60%	381,828	3,128	1.64%
Total Interest-bearing deposits	1,416,685	1,442	0.20%	1,258,677	4,981	0.79%
Total Deposits	1,810,367	1,442	0.16%	1,548,150	4,981	0.64%
Long-term debt	27,282	83	0.61%	61,219	536	1.75%
Short-term borrowings	—	—	—%	14,805	97	1.31%
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	—	—	—%	43,666	76	0.35%
Subordinated Notes	19,482	503	5.16%	7,456	184	4.94%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	150	2.50%	12,000	226	3.77%
Total debt	58,764	736	2.50%	139,146	1,119	1.61%
Total Interest-Bearing Liabilities ("IBLs")	1,475,449	2,178	0.30%	1,397,823	6,100	0.87%
Total funds	1,869,131	2,178	0.23%	1,687,296	6,100	0.72%

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Other liabilities	22,239			22,612
Stockholders’ equity	202,516			186,580
Total Liabilities and Stockholders’ Equity	$2,093,886			$1,896,488

Net interest income		$32,944			$29,577

Interest rate spread			3.36%			3.21%
Net yield on interest-earning assets			3.43%			3.39%
Average loans to average deposits			88.09%			97.23%
Average transaction deposits to total average deposits**			80.78%			75.34%
Ratio of average IEAs to average IBLs			130.12%			124.99%

Cost of funds			0.23%			0.72%
Cost of deposits			0.16%			0.64%
Cost of debt			2.50%			1.61%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $0.2 million and $0.4 million of accretion interest during the six months ended June 30, 2021 and 2020, respectively.
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

For the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$1,848	$(1,715)	$133
Investment securities, federal funds sold and interest-bearing deposits	565	(1,253)	(688)
Total interest-earning assets	$2,413	$(2,968)	$(555)

Interest-bearing liabilities:
Savings	$7	$(29)	$(22)
Interest-bearing demand and money market accounts	65	(1,490)	(1,425)
Certificates of deposit	(101)	(1,991)	(2,092)
Long-term debt	(103)	(350)	(453)
Short-term borrowings	—	(97)	(97)
PPPLF Advance	—	(76)	(76)
Subordinated notes	310	9	319
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(76)	(76)
Total interest-bearing liabilities	$178	$(4,100)	$(3,922)
Net change in net interest income	$2,235	$1,132	$3,367

Net interest income totaled $32.9 million for the six months ended June 30, 2021, which represents a $3.4 million or 11.4% increase from $29.6 million for the six months ended June 30, 2020. As a result of organic growth, average total earning assets increased $172.6 million or 9.9%, for the six months ended June 30, 2021 to $1,919.8 million compared to $1,747.2 million for the six months ended June 30, 2020. The increase in average total earning assets for the six months ended June 30, 2021 from the comparable period in 2020 resulted primarily from a $89.5 million, or 5.9%, increase in average loans, of which average U.S. SBA PPP loans represented $63.7 million, and an increase of $83.1 million, or 34.3%, increase in average investments, federal funds sold, and interest-bearing deposits. Interest income decreased $0.6 million for the six months ended June 30, 2021 compared to the same period of 2020. The decrease in interest income resulted from significantly lower asset yields partially offset by larger average balances of interest-earning assets and accelerated loan fee recognition following the forgiveness of U.S. SBA PPP loans. Interest income the Company's participation in the U.S. SBA PPP program was $3.1 million for the six months ended June 30, 2021 compared to $0.5 million for the six months ended June 30, 2020.
Average total interest-bearing liabilities increased $77.6 million, or 5.6%, for the six months ended June 30, 2021 to $1,475.4 million compared to $1,397.8 million for the six months ended June 30, 2020. During the same time, average noninterest-bearing demand deposits increased $104.2 million, or 36.0%, to $393.7 million compared to $289.5 million. Noninterest-bearing deposits increased for the comparable periods due to customer acquisition efforts and the Bank's participation in the U.S. SBA PPP program. Interest expense decreased $3.9 million for the six months ended June 30, 2021 compared to the same period of 2020. Lower interest rates accounted for $4.1 million of the decrease in interest expense and decreases in the average balance and change in the funding mix of interest-bearing liabilities contributed $0.2 million. For the six-month comparative periods, average total debt decreased $80.4 million, whic~~h~~ reflects the second half of 2020 payoff of Federal Reserve's PPPLF advances and the prepayment of FHLB advances, partially offset by an increase in average Subordinated Notes of $12.0 million. During the six months ended June 30, 2021, average transaction accounts increased $296.1 million or 25.4% to $1,462.4 million from $1,166.3 million for the six months ended June 30, 2020. During the same time, average time deposits decreased $33.9 million or 8.9% to $347.9 million for the six months ended June 30, 2021.
Net interest margin of 3.43% for the six months ended June 30, 2021 was four basis points higher than the 3.39% for the six months ended June 30, 2020. The increase in net interest margin from the first six months of 2020 resulted primarily from the Company’s interest earning asset yields decreasing at a slower rate than overall funding costs. Interest earning asset yields decreased 42 basis points from 4.08% for the six months ended June 30, 2020 to 3.66% for the six months ended June 30, 2021. The Company’s cost of funds decreased 49 basis points from 0.72% for the six months ended June 30, 2020 to 0.23% for the six months ended June 30, 2021. Net interest income was impacted by accretion interest of $0.2 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021, net interest margin increased 13 basis points as a result of net U.S. SBA PPP loan interest income and accelerated loan fee recognition. Loan yields decreased from 4.36% for the six months ended June 30, 2020 to 4.13% for the six months ended June 30, 2021. Loan yields, excluding U.S. SBA PPP loan interest income, were 4.01% for the six months ended June 30, 2021.
Provision for Loan Losses
See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$242	$49	$193	393.9%
Gain on sale or disposition of assets	68	—	68	—%
Net gains on sale of investment securities	586	441	145	32.9%
Unrealized gain (loss) on equity securities	(72)	115	(187)	(163)%
Income from bank owned life insurance	432	439	(7)	(1.6)%
Service charges	2,079	1,691	388	22.9%
Referral fee income	1,072	1,645	(573)	(34.8)%
Loss on sale of loans	(191)	—	(191)	—%
Total Noninterest Income	$4,216	$4,380	$(164)	(3.7)%
Noninterest income for the six months ended June 30, 2021 decreased compared to the six months ended June 30, 2020. The decreases were due to decreased referral fee income, a loss on sale of impaired loans, and unrealized loss on equity securities, partially offset by increased gain on sales of investments and increased service charge income. During the quarter ended March 31, 2021, the Bank sold classified and non-accrual commercial real estate and residential loans with an aggregate amortized cost, net of charge-offs of $9.1 million and recognized a $0.2 million loss on the sale. Increased service charges reflect recognition of sign-on bonus fees associated with our Mastercard program. Noninterest income as a percentage of average assets was 0.40% and 0.46%, respectively, for the six months ended June 30, 2021 and 2020. The COVID-19 crisis has impacted spending habits of customers and reduced growth in service fee income as well as curtailed expected commercial loan volume which impacts interest rate protection agreement referral fee opportunities. The economic environment could impact future noninterest income.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Expense
Compensation and benefits	$10,120	$9,902	$218	2.2%
OREO valuation allowance and expenses	669	1,882	(1,213)	(64.5)%
Sub-total	$10,789	$11,784	$(995)	(8.4)%
Operating Expense
Occupancy expense	$1,449	$1,470	$(21)	(1.4)%
Advertising	227	251	(24)	(9.6)%
Data processing expense	1,926	1,852	74	4.0%
Professional fees	1,244	1,103	141	12.8%
Depreciation of premises and equipment	282	309	(27)	(8.7)%
FDIC Insurance	392	430	(38)	(8.8)%
Core deposit intangible amortization	259	308	(49)	(15.9)%
Other	2,958	1,573	1,385	88.0%
Total Operating Expense	$8,737	$7,296	$1,441	19.8%
Total Noninterest Expense	$19,526	$19,080	$446	2.3%

The 2.3% increase in noninterest expense for the comparable periods was due to increased other expenses and compensation expenses, partially offset by a decrease in OREO expenses. Other expenses include a $1.2 million charge, net of a partial recovery, related to an isolated wire transfer fraud incident. Our investigation has found no evidence that information systems of the Bank were compromised, and no employee fraud was involved. No additional expense is expected to be incurred relating to this incident and the Company submitted an insurance claim that could result in an additional recovery of a portion of the expense. Compensation expense increased due primarily to increased employee health insurance expenses and reduced loan cost deferrals. Decreased OREO expenses reflect management's actions in 2020 to reduce non-performing assets.
The Company’s efficiency ratio was 52.55% for the six months ended June 30, 2021 compared to 56.19% for the six months ended June 30, 2020. The Company’s net operating expense ratio was 1.46% at June 30, 2021 compared to 1.55% at June 30, 2020. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Income Tax Expense
The Company's effective tax rate for the six months ended June 30, 2021 was 25.3%. The Company’s consolidated effective tax rate was 14.8% for the six months ended June 30, 2020. The Company's new state apportionment approach was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and the Bank. The following table shows a breakdown of income tax expense for the six months ended June 30, 2020 split between the apportionment adjustment and a normalized 2020 income tax provision:

	Six Months Ended June 30, 2020
(dollars in thousands)	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(10.2)%
Income taxes before apportionment adjustment	1,822	25.0%
Income tax expense as reported	$1,079	14.8%

Income before income taxes	$7,277

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND DECEMBER 31, 2020
ASSETS
Total assets increased primarily due to growth in federal funds sold, investment securities and net loans. These increases were partially offset by a decrease in cash and small decreases in other asset accounts. The differences in allocations between the cash and investment categories reflect operational needs. Total assets and on-balance sheet liquidity increased in the first six months of 2021 from deposit growth.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Cash and due from banks	$40,881	$56,887	$(16,006)	(28.1)%
Federal funds sold	79,404	—	79,404	—%
Interest-bearing deposits with banks	18,626	20,178	(1,552)	(7.7)%
Securities available for sale ("AFS"), at fair value	347,678	246,105	101,573	41.3%
Equity securities carried at fair value through income	4,814	4,855	(41)	(0.8)%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	2,036	2,777	(741)	(26.7)%
Net Loans	1,602,375	1,594,075	8,300	0.5%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	21,630	20,271	1,359	6.7%
Other real estate owned ("OREO")	1,536	3,109	(1,573)	(50.6)%
Accrued interest receivable	6,590	8,717	(2,127)	(24.4)%
Investment in bank owned life insurance	38,493	38,061	432	1.1%
Core deposit intangible	1,267	1,527	(260)	(17.0)%
Net deferred tax assets	8,139	7,909	230	2.9%
Right of use assets, net operating leases	6,305	7,831	(1,526)	(19.5)%
Other assets	4,243	3,095	1,148	37.1%
Total Assets	$2,195,059	$2,026,439	$168,620	8.3%
Cash and Cash Equivalents
Cash and cash equivalents totaled $138.9 million at June 30, 2021, compared to $77.1 million at December 31, 2020. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.

Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at June 30, 2021 and December 31, 2020, estimated fair values were $354.7 million, and $253.9 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at June 30, 2021 and December 31, 2020. AFS securities are evaluated quarterly to determine whether a decline in their value is other than temporarily impaired ("OTTI"). No OTTI charge was recorded for the periods reported.
Gross unrealized losses at June 30, 2021 and December 31, 2020 for AFS securities were $1.0 million and $0.4 million of amortized cost of $343.5 million and $240.0 million, respectively (see Note 2 in consolidated financial statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 74.3% or $255.4 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $49.6 million in student loan trusts, which represent 14.5% of the AFS investment portfolio, are 97% U.S. government guaranteed. At June 30, 2021, the Company also had $38.3 million or 11.2% of AFS investments in municipal bonds.
At June 30, 2021 and December 31, 2020, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 6.93 years and 5.09 years and an average duration of 6.49 years and 4.81 years, respectively. At June 30, 2021 and December 31, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.88 years and 6.47 years and an average duration of 6.46 years and 6.14 years, respectively. At June 30, 2021 and December 31, 2020, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 9.31 years and 9.81 years and an average duration of 8.16 years and 8.53 years, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at June 30, 2021 and December 31, 2020 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2021		December 31, 2020
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$324,623	AAA	$220,757
AA	22,797	AA	25,059
A	258	A	289
Total	$347,678	Total	$246,105

Loan Portfolio and U.S. SBA PPP Loans
At June 30, 2021, net loans, which include portfolio loans and U.S. SBA PPP loans, increased 1.0% annualized or $8.3 million from December 31, 2020. Net portfolio loans increased $29.8 million and net U.S. SBA PPP loans decreased $21.5 million for the comparable period ends. The commercial real estate portfolio increased in total during the first six months of 2021, while increasing slightly as a percentage of gross portfolio loans. The Company’s loan pipeline was $154.7 million at June 30, 2021 compared to $134.0 million at December 31, 2020.
The following is a breakdown of the Company’s loan portfolio at June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	%	December 31, 2020	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,111,613	72.47%	$1,049,147	69.75%	$62,466	11.9%
Residential first mortgages	105,482	6.88%	133,779	8.89%	(28,297)	(42.3)%
Residential rentals	142,210	9.27%	139,059	9.24%	3,151	4.5%
Construction and land development	36,918	2.41%	37,520	2.49%	(602)	(3.2)%
Home equity and second mortgages	28,726	1.87%	29,129	1.94%	(403)	(2.8)%
Commercial loans	47,567	3.10%	52,921	3.52%	(5,354)	(20.2)%
Consumer loans	1,442	0.09%	1,027	0.07%	415	80.8%
Commercial equipment	59,918	3.91%	61,693	4.10%	(1,775)	(5.8)%
Gross portfolio loans	1,533,876	100.00%	1,504,275	100.00%	29,601	3.9%
Net deferred costs	533	0.03%	1,264	0.08%	(731)	(115.7)%
Allowance for loan losses	(18,516)	(1.21)%	(19,424)	(1.29)%	908	(9.4)%
	(17,983)		(18,160)		177	(2.0)%
Net portfolio loans	1,515,893		1,486,115		29,778	4.0%

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	89,129		$110,320		(21,191)	(38.4)%
Net deferred fees	(2,647)		(2,360)		(287)	24.3%
Net U.S. SBA PPP Loans	86,482		107,960		(21,478)	(39.8)%

Total net loans	1,602,375		1,594,075		8,300	1.0%

Gross Loans	$1,623,005		$1,614,595		$8,410	1.0%
The Company recognized accretion interest of $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Net interest income was impacted by acceleration of net deferred fee recognition of $2.6 million upon the forgiveness of U.S. SBA PPP loans for the six months ended June 30, 2021 as compared to none for the comparable year's quarter.
Loan Concentrations
At June 30, 2021 and December 31, 2020, commercial loans, including residential rentals, represented 88.7% and 86.6%, respectively, of gross portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.

Non-owner occupied commercial real estate as a percentage of risk-based capital at June 30, 2021 and December 31, 2020 were $769.5 million or 329.0% and $695.8 million or 316.1%, respectively. Construction loans as a percentage of risk-based capital at June 30, 2021 and December 31, 2020 were $114.3 million or 48.9% and $139.2 million or 63.2%, respectively.
Asset Quality
The following tables show asset quality ratios at June 30, 2021 and December 31, 2020.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020	$ Change	% Change
ASSET QUALITY
Total assets	$2,195,059	$2,026,439	$168,620	8.3%
Gross portfolio loans(1)	1,533,876	1,504,275	29,601	2.0
Classified Assets	14,918	22,358	(7,440)	(33.3)
Allowance for loan losses	18,516	19,424	(908)	(4.7)

Past due loans - 31 to 89 days	101	179	(78)	(43.6)
Past due loans >=90 days	5,836	11,965	(6,129)	(51.2)
Total past due (delinquency) loans	5,937	12,144	(6,207)	(51.1)

Non-accrual loans(2)	13,802	18,222	(4,420)	(24.3)
Accruing troubled debt restructures (TDRs)(3)	503	572	(69)	(12.1)
Other real estate owned (OREO)	1,536	3,109	(1,573)	(50.6)
Non-accrual loans, OREO and TDRs	$15,841	$21,903	$(6,062)	(27.7)%

ASSET QUALITY RATIOS(4)
Classified assets to total assets	0.68%	1.10%
Classified assets to risk-based capital	6.24	9.61
Allowance for loan losses to total loans	1.21	1.29
Allowance for loan losses to non-accrual loans	134.15	106.60
Past due loans - 31 to 89 days to total loans	0.01	0.01
Past due loans >=90 days to total loans	0.38	0.80
Total past due (delinquency) to total loans	0.39	0.81
Non-accrual loans to total loans	0.90	1.21
Non-accrual loans and TDRs to total loans	0.93	1.25
Non-accrual loans and OREO to total assets	0.70	1.05
Non-accrual loans and OREO to total loans and OREO	1.00	1.42
Non-accrual loans, OREO and TDRs to total assets	0.72	1.08
____________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.
(2)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. At June 30, 2021 and December 31, 2020, the Company had current non-accrual loans of $8.0 million and $6.3 million, respectively.
(3)At June 30, 2021 and December 31, 2020, the Bank had total TDRs of $0.5 million and $2.1 million, respectively, with $1,000 and $1.5 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.
(4)Asset quality ratios are calculated using total portfolio loans. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.

Allowance for Loan Losses
Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to: overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by deterioration in other qualitative factors. Although year to date 2021 charge-offs of $1.5 million, predominately in the first quarter of 2021, increased compared to recent quarterly trends, the average charge-off activity for the periods used to evaluate the allowance remained low. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the specific and general components of the allowance are adequate. The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and six months ended June 30, 2021 and 2020 and year ended December 31, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
(dollars in thousands)	2021	2020	2021	2020	December 31, 2020
Beginning of period	$18,256	$15,061	$19,424	$10,942	$18,829

Charge-offs	(61)	(2,262)	(1,546)	(2,262)	(30)
Recoveries	30	20	52	39	25
Net charge-offs	(31)	(2,242)	(1,494)	(2,223)	(5)

Provision for loan losses	239	3,500	534	7,600	600
End of period	$18,464	$16,319	$18,464	$16,319	$19,424

Net charge-offs to average loans (annualized)	(0.01)%	(0.61)%	(0.40)%	(0.61)%	—%
Breakdown of general and specific allowance as a percentage of gross loans

	June 30, 2021	December 31, 2020
General allowance	$17,686	$18,068
Specific allowance	778	1,356
Total allowance to non-acquired loans	18,464	19,424
PCI loans	52	—
Total allowance to gross portfolio loans with PCI loans	$18,516	$19,424

General allowance	1.15%	1.20%
Specific allowance	0.05%	0.09%
Total allowance to gross portfolio loans(1)	1.20%	1.29%
Total allowance to gross portfolio loans with PCI loans(2)	1.21%	—%
Allowance to non-acquired gross loans	1.25%	1.35%

Total acquired loans	$54,697	$60,977
Non-acquired loans(3)	$1,479,179	$1,443,298
Gross portfolio loans	$1,533,876	$1,504,275
____________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
(2)There were no allowances for loan loss on the PCI portfolios prior to the three months ended June 30, 2021.
(3)Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments. Non-acquired loans exclude U.S. SBA PPP loans.

The Company's allowance reflects the continued economic uncertainty from the COVID-19 pandemic. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. ALLL levels decreased to 1.20% of portfolio loans at June 30, 2021 compared to 1.29% at December 31, 2020. At and for the three months ended June 30, 2021, the Company's ALLL decreased $1.0 million or 4.9% to $18.5 million at June 30, 2021 from $19.4 million at December 31, 2020. The decrease in the general allowance was primarily due to improvements in the qualitative factors of delinquency and risk classification rating, as well as slower loan growth partially offset by higher charge-offs in the first quarter. The specific allowance decreased as specifically identified impaired loans were resolved. U.S. SBA PPP loans are excluded from the Bank's allowance methodology as they are guaranteed by the U.S. government.
The Company recorded a decrease in its provision for loan loss expense for the six months ended June 30, 2021 compared to the same period in the prior year. Net charge-offs decreased for the comparable periods from $2.2 million in the first six months of 2020 to $1.5 million in net charge-offs for the six months ended June 30, 2021. During the first quarter of 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $0.2 million. The Company's sale of these impaired loans decreased the specific allowance, improved asset quality, and improved several ALLL qualitative factors.
Management believes that loans included in the COVID-19 deferral program in 2020 and 2021 are more likely to default in the future and the identification and resolution of problem credits could be delayed. In our evaluation of current and previously deferred loans, we considered the customer industry, the length of the deferral period, and the type and amount of collateral. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change from accrual to non-accrual status) as deemed appropriate. As of June 30, 2021, and December 31, 2020, there were none and $3.4 million, respectively, of COVID-19 deferred loan deemed to be non-accrual and substandard. All COVID-19 deferred loans were current prior to the crisis and will not be considered delinquent or troubled debt restructures ("TDRs") upon completion of the modification agreements pursuant to provisions in the CARES Act and regulations that permit U.S. financial institutions to temporarily suspend U.S. GAAP requirements to treat such loan modifications as TDRs.
Below are schedules that provide information on COVID-19 deferred loans as of June 30, 2021:

COVID-19 Deferred Loans	(Unaudited)
	June 30, 2021			Accrual Loans		Non-Accrual Loans
(dollars in thousands)	Loan Balances	% of Deferred Loans	% of Gross Portfolio Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans
Commercial equipment	3,505	100.00%	0.23%	3,505	11	—	—
Total	$3,505	100.00%	0.23%	$3,505	11	$—	—

COVID-19 Deferred Loans - Next Payment Due by Month	(Unaudited)
(dollars in thousands)	Loan Balances	%	Number of Loans
December-21	3,505	100.00%	11
Total	$3,505	100.00%	11

COVID-19 Deferred Loans by NAICS Industry	(Unaudited)
(dollars in thousands)	March 31, 2021	Number of Loans
Transportation and Warehousing	3,505	11
Total	$3,505	11
Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $51,000 and did not increase in the first six months of 2021. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets decreased $7.4 million from $22.4 million at December 31, 2020 to $14.9 million at June 30, 2021. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans is an important input into the Company's allowance methodology. Risk ratings are expected to be an important indicator in assessing ongoing credit risks of COVID-19 deferred loans. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2021, March 31, 2021, and December 31, 2020, 2019, 2018, and 2017, respectively:

	As of
(dollars in thousands)	6/30/2021	3/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017
Classified loans
Substandard	$13,382	$13,816	$19,249	$26,863	$32,226	$40,306
Doubtful	—	—	—	—	—	—
Total classified loans	13,382	13,816	19,249	26,863	32,226	40,306
Special mention loans	4,524	7,769	7,672	—	—	96
Total classified and special mention loans	$17,906	$21,585	$26,921	$26,863	$32,226	$40,402

Classified loans	$13,382	$13,816	$19,249	$26,863	$32,226	$40,306
Classified securities	—	—	—	—	482	651
Other real estate owned	1,536	2,329	3,109	7,773	8,111	9,341
Total classified assets	$14,918	$16,145	$22,358	$34,636	$40,819	$50,298

Total classified assets as a percentage of total assets	0.68%	0.75%	1.10%	1.93%	2.42%	3.58%
Total classified assets as a percentage of Risk Based Capital	6.24%	6.81%	9.61%	16.21%	21.54%	32.10%
During the first six months of 2021 classified loans decreased $5.9 million from $19.2 million at December 31, 2020 to $13.4 million at June 30, 2021. The sale of $9.1 million in impaired loans during the first quarter of 2021 was a continuation of management's intent to expeditiously resolve non-performing or substandard credits that were not likely to become performing or passing credits in a reasonable time-frame.
Non-Performing Assets
Non-performing assets, which consist of OREO, non-accrual loans and TDRs, decreased $6.1 million from $21.9 million at December 31, 2020 to $15.8 million at June 30, 2021.
OREO decreased from December 31, 2020 to June 30, 2021. There were no additions to OREO during the six months ended June 30, 2021. See note 5 in the financial statements for an analysis of OREO activity for the six month periods ended June 30, 2021 and 2020 and the year ended December 31, 2020. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.
Non-accrual loans decreased $4.4 million from $18.2 million at December 31, 2020 to $13.8 million at June 30, 2021. The decrease in non-accrual loans during the first six months of 2021 was largely the result of the March 2021 sale of several substandard classified relationships. Non-accrual loans of $8.0 million (58%) were current with all payments of principal and interest with specific reserves of $47,000 at June 30, 2021. Delinquent non-accrual loans were $5.8 million (42%) with specific reserves of $0.7 million at June 30, 2021.
Non-accrual loans and OREO to total gross portfolio loans and OREO decreased 42 basis points from 1.42% at December 31, 2020 to 1.00% at June 30, 2021. Non-accrual loans, OREO and TDRs to total assets decreased 36 basis points from 1.08% at December 31, 2020 to 0.72% at June 30, 2021.
Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $6.2 million from $12.1 million or 0.81% of portfolio loans, at December 31, 2020 to $5.9 million, or 0.39% of portfolio loans, at June 30, 2021. Early stage delinquency (31-89 days delinquent) decreased modestly $0.1 million from $0.2 million at December 31, 2020 to $0.1 million at June 30, 2021.

LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest-bearing deposits	$423,165	$362,079	$61,086	16.9%
Interest-bearing deposits	1,484,973	1,383,523	101,450	7.3%
Total deposits	1,908,138	1,745,602	162,536	9.3%
Long-term debt	27,267	27,302	(35)	(0.1)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,482	19,526	(44)	—%
Lease liabilities - operating leases	6,512	8,088	(1,576)	(19.5)%
Accrued expenses and other liabilities	17,698	15,908	1,790	11.3%
Total Liabilities	$1,991,097	$1,828,426	$162,671	8.9%
Funding
The Bank uses retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,900.1 million or 98.2% of funding at June 30, 2021 compared to $1,737.6 million or 98.0% of funding at December 31, 2020. Wholesale funding, which consists of FHLB advances and brokered deposits, was $35.3 million or 1.8% of funding at June 30, 2021 compared to $35.3 million or 2.0% of funding at December 31, 2020.
The Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at June 30, 2021 and December 31, 2020.
The following is a breakdown of the Company’s deposit portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$423,165	22.18%	$362,079	20.74%
Interest-bearing:
Demand	685,023	35.90%	590,159	33.81%
Money market deposits	351,262	18.41%	340,725	19.52%
Savings	107,288	5.62%	98,783	5.66%
Certificates of deposit	341,400	17.89%	353,856	20.27%
Total interest-bearing	$1,484,973	77.82%	$1,383,523	79.26%

Total Deposits	$1,908,138	100.00%	$1,745,602	100.00%

Transaction accounts	$1,566,738	82.11%	$1,391,746	79.73%
Total deposits increased $162.5 million or 9.31% (18.6% annualized) at June 30, 2021 compared to December 31, 2020. The increase comprised of a $175.0 million increase to transaction deposits offsetting a $12.5 million decrease to time deposits. The Bank typically experiences a reduction in transaction deposits during the first quarter that do not fully rebound until the summer months. In the first and second quarters of 2021, however, transaction deposits increased due to new customer acquisitions as well as lower levels of consumer and business spending related to the COVID-19 pandemic. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.

For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at June 30, 2021 were $11.6 million compared to zero at December 31, 2020. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.
STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Common Stock at par of $0.01	$58	$59	$(1)	(1.69)%
Additional paid in capital	96,411	95,965	446	0.46%
Retained earnings	104,889	97,944	6,945	7.09%
Accumulated other comprehensive income	3,063	4,504	(1,441)	(31.99)%
Unearned ESOP shares	(459)	(459)	—	—%
Total Stockholders’ Equity	$203,962	$198,013	$5,949	3.00%
Total stockholders’ equity increased primarily due to net income of $12.7 million, partially offset by a decrease in accumulated other comprehensive income of $1.4 million, repurchases of common stock of $4.2 million and common dividends paid of $0.8 million.
The Company had a book value per common share of $35.25 and $33.54, at June 30, 2021 and December 31, 2020, respectively. Tangible book value at June 30, 2021 and December 31, 2020 were $33.15 and $31.45. The Company's common equity to assets ratio decreased to 9.29% at June 30, 2021 from 9.77% at December 31, 2020. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 8.79% at June 30, 2021 from 9.22% at December 31, 2020 (see Non-GAAP reconciliation schedules). The decrease in the TCE ratio was due primarily to our repurchase of 119,116 shares of common stock during the first six months of 2021.
U.S. SBA PPP loans are excluded from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at June 30, 2021 with a Tier 1 capital to average assets ("leverage ratio") of 9.57% at June 30, 2021 compared to 9.56% at December 31, 2020.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2021, and December 31, 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the consolidated financial statements.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Cash needs may come from operations, loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
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
At June 30, 2021 and December 31, 2020, the Bank had $68.0 million and $66.5 million, respectively, in loan commitments outstanding. In addition, at June 30, 2021 and December 31, 2020, the Bank had $22.1 million and $20.0 million, respectively, in letters of credit and approximately $239.6 million and $225.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of June 30, 2021 and December 31, 2020 totaled $262.7 million, or 76.9% and $266.1 million, or 75.2%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management monitors customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.
At June 30, 2021, the Company had on-balance sheet liquidity of $138.9 million in cash and cash equivalents. At June 30, 2021, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $430.3 million at June 30, 2021.

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
The Company’s net loan to deposit ratio decreased from 91.3% at December 31, 2020 and to 84.0% at June 30, 2021. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and limit the use of wholesale funding.
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
During the six months ended June 30, 2021, all financing activities provided $156.8 million in cash compared to $287.9 million in cash for the same period in 2020. Cash from financing activities decreased $131.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in long term borrowings of $153.8 million and the repurchase of common stock of $4.2 million, partially offset by increased deposit growth of $4.0 million, and a decrease in subordinated debt activities of $23.0 million.
During the six months ended June 30, 2021 all investing activities used $114.1 million in cash compared to $187.5 million in cash used for the same period in 2020. The decrease in cash used was primarily the result of cash used for loan activities partially offset by purchases of investment securities. Cash used for loan activities decreased $146.8 million from $166.0 million, for the six months ended June 30, 2020 to $19.2 million for the six months ended June 30, 2021 primarily due to decreased PPP originations in 2021 compared to the prior year comparable period. Cash used for the purchase of investment securities increased $53.5 million from $88.7 million for the six months ended June 30, 2020 to $142.2 million for the six months ended June 30, 2021.Cash used decreased $27.4 million as total proceeds from the sales and principal payments of securities for the six months ended June 30, 2021 decreased over the prior year comparable period.
Operating activities provided cash of $19.1 million, or $5.5 million more cash, for the six months ended June 30, 2021, compared to $13.6 million of cash provided for the same period of 2020.
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
The Company measures interest rate risk by modeling changes to Net Interest Income ("NII") and changes to the Economic Value of Equity ("EVE") caused by a change in interest rates. The economic value of equity (“NII”) is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities. NII changes are modeled over twelve and twenty-four months.
The Company’s interest rate risk (“IRR”) model bases its results on the characteristics of the Company's assets and liabilities including contractual features as well as estimates of consumer behavior. There are inherent limitations in the Company’s IRR model and underlying assumptions. When interest rates change, actual changes in EVE and NII may deviate significantly from the model. The Company prepares a current base case and several alternative simulations quarterly. Current interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”). In addition, the Company simulates additional scenarios that model non-parallel changes in rates. The Company may elect not to use scenarios that it determines are impractical in a current rate environment. The Company's interest rate risk policy establishes limits on the percentage change in NII and EVE resulting from changes in interest rates. The limits established for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income	Economic Value of Equity
+ - 400	25%	40%
+ - 300	20%	30%
+ - 200	15%	20%
+ - 100	10%	10%
At June 30, 2021 and December 31, 2020, the Company did not exceed any sensitivity limits for change in NII. In the second quarter of 2021 the change in EVE exceeded policy guidelines due to the historically low interest rate environment. The Company has determined that due to the level of market rates at June 30, 2021, interest rate shocks of -100, -200, -300 and -400 basis points are not informative.
Estimated changes for NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

June 30, 2021	1.69%	0.82%	(1.09)%
March 31, 2021	(0.89)%	(0.53)%	(1.02)%
December 31, 2020	(1.28)%	(0.23)%	(1.17)%
The below schedule details the estimated changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

June 30, 2021	32.17%	19.50%	(32.54)%
March 31, 2021	28.56%	17.31%	(28.84)%
December 31, 2020	52.00%	32.00%	(47.00)%

ITEM 4 – CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2020 that the Company filed with the SEC on March 4, 2021. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that the Company face. Additional risks and uncertainties not currently known or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in the Company's Form 10-K filed on March 4, 2021.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. As of June 30, 2021, 129,079 shares were purchased at a total cost of approximately $4.4 million or an average of $34.36 per share under the 2020 repurchase plan. In addition, subsequent to June 30, 2021, 71,196 shares were purchased at a total cost of $2.5 million or an average of $35.63 per share, which completed the usage of the $7.0 million of the proceeds the Company allocated from its October 2020 $20.0 million subordinated debt offering toward share repurchases under the 2020 repurchase plan. The Company will continue to evaluate the use of additional capital management strategies to enhance overall shareholder value, including repurchasing some or all of the 99,725 shares remaining under the 2020 repurchase plan. Any further plans to resume repurchases under the 2020 repurchase plan will be publicly announced. The following schedule shows the repurchases during the three months ended June 30, 2021.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	42,004	$34.82	42,004	240,801
May 1-31, 2021	12,761	$36.14	12,761	228,040
June 1-30, 2021	57,119	$35.55	57,119	170,921
Total	111,884	$35.34	111,884	170,921
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

10.1*	Amendment No. 3 to Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 6, 2021).
31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
*Management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: August 11, 2021	By:	/s/ William J. Pasenelli
William J. Pasenelli
Chief Executive Officer

Date: August 11, 2021	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer