Form 10-Q
period 2021-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2021-11-08
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2021, the registrant had 5,725,186 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaking or that we undertake in the future; plans and cost savings regarding branch closings or consolidation; projections related to certain financial metrics; expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates); the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future; may or may not be realized within the expected time frames; the impact of our adoption of the CECL standard; limitations on our ability to declare and pay dividends or engage in share repurchases; changes in the Company's or Community Bank of the Chesapeake’s strategy, costs or difficulties related to integration matters might be greater than expected; availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2020, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$112,314	$56,887
Interest-bearing deposits with banks	34,929	20,178
Securities available for sale ("AFS"), at fair value	456,664	246,105
Equity securities carried at fair value through income	4,805	4,855
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	1,472	2,777
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	54,807	107,960
Portfolio Loans Receivable net of allowance for loan losses of $18,579 and $19,424	1,514,837	1,486,115
Net loans	1,569,644	1,594,075
Goodwill	10,835	10,835
Premises and equipment, net	21,795	20,271
Other real estate owned ("OREO")	1,536	3,109
Accrued interest receivable	6,045	8,717
Investment in bank owned life insurance	38,713	38,061
Core deposit intangible	1,147	1,527
Net deferred tax assets	8,790	7,909
Right of use assets - operating leases	6,215	7,831
Other assets	3,581	3,095
Total Assets	$2,278,692	$2,026,439
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$432,606	$362,079
Interest-bearing deposits	1,572,001	1,383,523
Total deposits	2,004,607	1,745,602
Long-term debt	12,249	27,302
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,496	19,526
Lease liabilities - operating leases	6,418	8,088
Accrued expenses and other liabilities	19,794	15,908
Total Liabilities	2,074,564	1,828,426

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,724,011 and 5,903,613 shares, respectively	57	59
Additional paid in capital	96,649	95,965
Retained earnings	107,890	97,944
Accumulated other comprehensive (loss) income	(9)	4,504
Unearned ESOP shares	(459)	(459)
Total Stockholders’ Equity	204,128	198,013
Total Liabilities and Stockholders’ Equity	$2,278,692	$2,026,439
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest and Dividend Income
Loans, including fees	$16,342	$16,176	$49,254	$48,955
Interest and dividends on investment securities	1,296	1,269	3,461	4,079
Interest on deposits with banks	21	38	66	126
Total Interest and Dividend Income	17,659	17,483	52,781	53,160
Interest Expense
Deposits	594	1,534	2,036	6,515
Short-term borrowings	—	14	—	111
Long-term debt	456	567	1,192	1,589
Total Interest Expense	1,050	2,115	3,228	8,215
Net Interest Income	16,609	15,368	49,553	44,945
Provision for loan losses	—	2,500	586	10,100
Net Interest Income After Provision For Loan Losses	16,609	12,868	48,967	34,845
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	29	49	271	98
Gain on sale or disposition of assets	—	6	68	6
Net gains on sale of investment securities	—	229	586	670
Unrealized (loss) gain on equity securities	(22)	—	(94)	115
Provision for loss on premises and equipment held for sale	(20)	—	(20)	—
Income from bank owned life insurance	220	222	652	661
Service charges	987	839	3,066	2,530
Referral fee income	176	321	1,248	1,966
Net gain on sale of loans held for sale	30	—	30	—
Loss on sale of loans	—	—	(191)	—
Total Noninterest Income	1,400	1,666	5,616	6,046
Noninterest Expense
Compensation and benefits	5,650	5,099	15,770	15,001
Occupancy expense	731	734	2,180	2,204
Advertising	145	129	372	380
Data processing expense	840	990	2,766	2,842
Professional fees	676	652	1,920	1,755
Depreciation of equipment	137	142	419	451
FDIC Insurance	120	249	512	679
OREO valuation allowance and expenses	20	421	689	2,303
Core deposit intangible amortization	121	144	380	452
Other expenses	1,007	891	3,965	2,464
Total Noninterest Expense	9,447	9,451	28,973	28,531
Income before income taxes	8,562	5,083	25,610	12,360
Income tax expense	2,158	1,284	6,475	2,363
Net Income	$6,404	$3,799	$19,135	$9,997
Earnings Per Common Share
Basic	$1.12	$0.64	$3.29	$1.70
Diluted	$1.12	$0.64	$3.29	$1.70
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$6,404	$3,799	$19,135	$9,997
Net unrealized holding (loss) gain arising during period, net of tax (benefit) expenses of $(1,083) and $34, and $(1,744) and $940, respectively.	(3,072)	94	(4,946)	2,781
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $59, and $153 and $175, respectively.	—	169	433	495
Comprehensive Income	$3,332	$4,062	$14,622	$13,273
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended September 30, 2021 and 2020

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at June 30, 2021	$58	$96,411	$104,889	$3,063	$(459)	$203,962
Net Income	—	—	6,404	—	—	6,404
Unrealized holding loss on investment securities net of tax $(1,083)	—	—	—	(3,072)	—	(3,072)
Cash dividend at $0.150 per common share	—	—	(812)	—	—	(812)
Dividend reinvestment	—	45	(45)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	2	—	—	—	2
Repurchase of common stock	(1)	—	(2,546)	—	—	(2,547)
Stock based compensation	—	191	—	—	—	191
Balance at September 30, 2021	$57	$96,649	$107,890	$(9)	$(459)	$204,128

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at June 30, 2020	$59	$95,687	$89,781	$4,517	$(602)	$189,442
Net Income	—	—	3,799	—	—	3,799
Unrealized holding gain on investment securities net of tax $93	—	—	—	263	—	263
Cash dividend at $0.125 per common share	—	—	(705)	—	—	(705)
Dividend reinvestment	—	34	(34)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(21)	—	—	—	(21)
Stock based compensation	—	99	—	—	—	99
Balance at September 30, 2020	$59	$95,799	$92,814	$4,780	$(602)	$192,850

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	19,135	—	—	19,135
Unrealized holding loss on investment securities net of tax $(1,591)	—	—	—	(4,513)	—	(4,513)
Cash dividend at $0.425 per common share	—	—	(2,355)	—	—	(2,355)
Dividend reinvestment	—	125	(125)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(2)	—	—	—	(2)
Repurchase of common stock	(2)	—	(6,709)	—	—	(6,711)
Stock based compensation	—	561	—	—	—	561
Balance at September 30, 2021	$57	$96,649	$107,890	$(9)	$(459)	$204,128

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total

Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	9,997	—	—	9,997
Unrealized holding gain on investment securities net of tax $1,115	—	—	—	3,276	—	3,276
Cash dividend at $0.375 per common share	—	—	(2,115)	—	—	(2,115)
Dividend reinvestment	—	100	(100)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	(37)	—	—	—	(37)
Stock based compensation	—	262	—	—	—	262
Balance at September 30, 2020	$59	$95,799	$92,814	$4,780	$(602)	$192,850
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020

Cash Flows from Operating Activities
Net income	$19,135	$9,997
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	586	10,100
Depreciation and amortization	1,150	1,185
Provision for loss on premises held for sale	20	—
Loans originated for resale	(1,479)	—
Proceeds from sale of loans originated for sale	1,514	—
Net gains on sale of loans held for sale	(30)	—
Loss on sale of loans	191	—
Net (gain) loss on the sale of OREO	(16)	7
Gains on sales of investment securities	(586)	(670)
Unrealized loss (gain) on equity securities	94	(115)
Gain on sale or disposition of assets	(68)	(6)
Net amortization of premium/discount on investment securities	636	70
Net accretion of merger accounting adjustments	(256)	(509)
Net amortization of debt issuance costs	(30)	—
Amortization of core deposit intangible	380	452
Amortization of right of use asset	304	377
Net change in right of use assets and lease liabilities	(302)	(302)
Increase in OREO valuation allowance	641	2,177
Increase in cash surrender value of bank owned life insurance	(652)	(661)
Decrease (increase) in deferred income tax benefit	710	(2,253)
Decrease (increase) in accrued interest receivable	2,672	(3,956)
Stock based compensation	561	262
Net change due to deficit of fair market value over cost of leveraged ESOP shares released	(2)	(37)
Decrease (increase) in net deferred loan costs	2,324	3,542
Increase (decrease) in accrued expenses and other liabilities	3,886	1,236
(Increase) decrease in other assets	(917)	(917)
Net Cash Provided by Operating Activities	30,466	19,979

Cash Flows from Investing Activities
Purchase of AFS investment securities	(265,704)	(107,351)
Proceeds from redemption or principal payments of AFS investment securities	36,408	26,731
Proceeds from sale of AFS investment securities	12,540	64,109
Net decrease (increase) of FHLB stock	1,305	32
Net change in loans	9,617	(176,388)
Purchase of premises and equipment	(2,264)	(209)
Proceeds from sale of OREO	947	2,831
Proceeds from sale of loans	11,965	—
Proceeds from disposal of asset	12	21
Net Cash Used in Investing Activities	(195,174)	(190,224)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Cash Flows from Financing Activities
Net increase in deposits	$259,005	$267,769
Proceeds from long-term debt	—	164,036
Payments of long-term debt	(15,053)	(76,194)
Net increase in short term borrowings	—	(5,000)
Payments of subordinated notes - 6.25%	—	(23,000)
Dividends paid	(2,355)	(2,115)
Repurchase of common stock	(6,711)	(27)
Net Cash Provided by Financing Activities	234,886	325,469
Increase in Cash and Cash Equivalents	70,178	155,224

Cash and Cash Equivalents - January 1	77,065	32,469
Cash and Cash Equivalents - September 30	$147,243	$187,693

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$3,205	$9,072
Income taxes	$6,278	$7,133

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$164	$303
Transfer from loans to OREO	$—	$1,240
See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Basis of Presentation
The Consolidated Financial Statements of The Community Financial Corporation (the “Company”) and its wholly-owned active subsidiary, Community Bank of the Chesapeake (the “Bank”).
The consolidated financial statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2020 have been derived from audited consolidated financial statements. Additions to the Company’s accounting policies are disclosed in the 2020 Annual Report as well as the adoption of new accounting standards included in Note 1. The results of operations for the nine months September 30, 2021 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
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
COVID-19 Deferrals
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors," ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. Under current law modifications were required to be executed between March 1, 2020, and the earlier of (A) January 1, 2022 or (B) 60 days after the date on which the national COVID-19 emergency terminates. The impacts of the interagency guidance are further described in the consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of this Form 10Q and the Company’s 2020 Annual Report on Form 10-K.
The Company offered payment deferral programs for its customers who were adversely affected by the pandemic. Depending on the need of the client, the Company deferred full or partial loan payments up to 180 days. Interest and fees accrued to income, until the loan is placed in nonaccrual status, at which time interest income and fees accrued would be reversed. As of September 30, 2021 and December 31, 2020, the Company had $3.4 million and $35.4 million of loan deferrals, respectively.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The ASU also simplifies the accounting model for purchase credit impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the Allowance for Credit Losses ("ACL"). In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
The Company is planning for CECL adoption. Our CECL model has been substantially developed and our third party model validation is substantially complete. We are conducting parallel runs of the loss estimation models throughout 2021. We are refining the qualitative components and forecasting components of our model. ASU 2016-13 will also require the establishment of an allowance for expected credit losses for certain debt securities and other financial assets.
The Company is required to adopt ASU No. 2016-13 for fiscal years beginning after December 15, 2022. Early adoption is permitted, and the Company expects to adopt ASU No. 2016-13 in the first quarter of 2022. Management expects to recognize a one-time cumulative effect adjustment to the allowance for credit losses as of the January 1, 2022. At this time, we expect our implementation of CECL to increase our reserve for credit losses, but cannot reasonably estimate a range of the impact of the adoption. Our fourth quarter refinement of our CECL qualitative framework may impact the cumulative effect adjustment.

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

NOTE 2 – SECURITIES
Amortized cost and fair values of investment securities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale ("AFS") Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage-Backed Securities ("MBS")	$103,173	$1,302	$1,791	$102,684
Residential Collateralized Mortgage Obligations ("CMOs")	205,234	1,122	1,468	204,888
U.S. Agency	11,773	35	8	11,800
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	241	7	5	243
Student Loan Trust ABSs	57,244	623	155	57,712
Municipal bonds	62,571	1,020	718	62,873
U.S. government obligations	16,440	29	5	16,464
Total AFS Securities	$456,676	$4,138	$4,150	$456,664

Equity securities carried at fair value through income
CRA investment fund	$4,805	$—	$—	$4,805
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$461,688	$4,138	$4,150	$461,676

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale ("AFS") Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$33,248	$1,735	$30	$34,953
Residential CMOs	125,564	2,180	297	127,447
ABSs issued by Others:
Residential CMOs	292	5	9	288
Student Loan Trust ABSs	37,141	386	88	37,439
Municipal bonds	42,268	2,210	—	44,478
U.S. government obligations	1,500	—	—	1,500
Total AFS Securities	$240,013	$6,516	$424	$246,105

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$—	$4,855
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$245,075	$6,516	$424	$251,167

At September 30, 2021 and December 31, 2020 securities with an amortized cost of $49.5 million and $48.2 million were pledged to secure certain customer deposits.
The Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million for the nine months ended September 30, 2021. During the year ended December 31, 2020, the Company recognized net gains of $1.4 million on the sale of AFS securities with carrying values of $62.5 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2021. The Company has no intent to sell these securities, and maintains the ability to hold them until all principal of the securities has been recovered. Declines in the fair values of these securities are due to interest rate movements. As of September 30, 2021, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to OTTI were made during the three and nine months ended September 30, 2021, and the year ended December 31, 2020. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at September 30, 2021, and December 31, 2020 were as follows:

September 30, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$188,243	$2,803	$12,640	$464	$200,883	$3,267
Residential CMOs	—	—	68	5	68	5
Student Loan Trust ABSs	13,339	86	7,109	69	20,448	155
Municipal bonds	28,783	707	1,011	11	29,794	718
U.S. government obligations	3,997	5	1,500	—	5,497	5
	$234,362	$3,601	$22,328	$549	$256,690	$4,150

December 31, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$32,281	$320	$670	$7	$32,951	$327
Residential CMOs	—	—	87	9	87	9
Student Loan Trust ABSs	12,511	88	—	—	12,511	88
	$44,792	$408	$757	$16	$45,549	$424
Maturities
The amortized cost and estimated fair value of debt securities at September 30, 2021, and December 31, 2020 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$32,679	$32,678	$36,165	$37,084
Over one year through five years	109,422	109,419	60,669	62,209
Over five years through ten years	167,788	167,784	67,158	68,862
After ten years	146,787	146,783	76,021	77,950
Total AFS securities	$456,676	$456,664	$240,013	$246,105

NOTE 3 – LOANS
Loans consist of the following:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Total	% of Gross Loans	Total	% of Gross Loans
Portfolio Loans:
Commercial real estate	$1,088,636	71.02%	$1,049,147	69.75%
Residential first mortgages	96,835	6.32%	133,779	8.89%
Residential rentals	172,082	11.22%	139,059	9.24%
Construction and land development	37,139	2.42%	37,520	2.49%
Home equity and second mortgages	26,518	1.73%	29,129	1.94%
Commercial loans	48,327	3.15%	52,921	3.52%
Consumer loans	2,168	0.14%	1,027	0.07%
Commercial equipment	61,346	4.00%	61,693	4.10%
Gross portfolio loans	1,533,051	100.00%	1,504,275	100.00%
Adjustments:
Net deferred costs	365	0.01%	1,264	0.08%
Allowance for loan losses	(18,579)	(1.21)%	(19,424)	(1.29)%
	(18,214)		(18,160)
Net portfolio loans	1,514,837		1,486,115

Gross U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	56,424		110,320
Net deferred fees	(1,617)		(2,360)
Net U.S. SBA PPP Loans	54,807		107,960
Total net loans	$1,569,644		$1,594,075

Gross Loans	$1,589,475		$1,614,595
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
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The Bank's commercial loan portfolios include business loans secured by real estate, real estate development loans, commercial lines of credit and equipment loans. At September 30, 2021 and December 31, 2020, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)
Commercial real estate loan balances include commercial construction and financing for a variety of commercial properties. Construction balances were 4.8% and 6.9% of the CRE portfolio at September 30, 2021 and December 31, 2020, respectively. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
As of September 30, 2021 and December 31, 2020, the Bank serviced $18.7 million and $23.9 million, respectively, in residential mortgage loans for others.
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
Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$758	$2,378	$3,136
Residential first mortgages	182	269	451
Residential rentals	257	704	961
Home equity and second mortgages	202	378	580
Commercial equipment	—	32	32
	$1,399	$3,761	$5,160

	December 31, 2020
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$11,428	$5,184	$16,612
Residential first mortgages	335	459	794
Residential rentals	—	275	275
Home equity and second mortgages	202	293	495
Commercial equipment	—	46	46
	$11,965	$6,257	$18,222
Non-accrual loans at December 31, 2020 included three TDRs totaling $1.52 million. There were no non-accrual TDR loans at September 30, 2021.
Non-accrual loans which did not have a specific allowance for impairment, amounted to $4.4 million and $12.4 million at September 30, 2021 and December 31, 2020, respectively. Interest due but not recognized on these balances at September 30, 2021 and December 31, 2020 were $0.1 million and $0.4 million, respectively. Non-accrual loans with a specific allowance for impairment amounted to $0.8 million and $5.8 million at September 30, 2021 and December 31, 2020, respectively. Interest due but not recognized on these balances at September 30, 2021 and December 31, 2020 were $0.1 million and $0.4 million, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Purchase Credit Impaired ("PCI") loans are included as a single category in the table below as management believes there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of past due loans as of September 30, 2021 and December 31, 2020 were as follows:

Age Analysis of Past Due Loan Receivables and PCI Loans

	September 30, 2021
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$759	$759	$1,144	$1,086,733	$1,088,636
Residential first mortgages	—	—	182	182	—	96,653	96,835
Residential rentals	—	189	257	446	—	171,636	172,082
Construction and land dev.	—	—	—	—	—	37,139	37,139
Home equity and second mtg.	—	—	202	202	—	26,316	26,518
Commercial loans	—	—	—	—	—	48,327	48,327
Consumer loans	—	—	—	—	—	2,168	2,168
Commercial equipment	—	—	—	—	—	61,346	61,346
Total portfolio loans	$—	$189	$1,400	$1,589	$1,144	$1,530,318	$1,533,051

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$56,424	$56,424

	December 31, 2020
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$11,428	$11,428	$1,572	$1,036,147	$1,049,147
Residential first mortgages	—	—	335	335	—	133,444	133,779
Residential rentals	—	—	—	—	—	139,059	139,059
Construction and land dev.	—	—	—	—	—	37,520	37,520
Home equity and second mtg.	167	—	202	369	406	28,354	29,129
Commercial loans	—	—	—	—	—	52,921	52,921
Consumer loans	8	—	—	8	—	1,019	1,027
Commercial equipment	—	4	—	4	—	61,689	61,693
Total portfolio loans	$175	$4	$11,965	$12,144	$1,978	$1,490,153	$1,504,275

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$110,320	$110,320

There were no loans that were past due 90 days or greater accruing interest at September 30, 2021 and December 31, 2020.

Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at September 30, 2021 and 2020 and at December 31, 2020 were as follows:

	September 30, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$3,205	$2,377	$759	$3,136	$291	$3,146	$25	$3,177	$80
Residential first mortgages	884	872	—	872	—	873	7	878	25
Residential rentals	990	961	—	961	—	961	13	956	38
Home equity and second mtg.	602	580	—	580	—	581	3	583	10
Commercial equipment	490	455	32	487	32	489	5	493	16
Total	$6,171	$5,245	$791	$6,036	$323	$6,050	$53	$6,087	$169

	September 30, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$18,355	$16,000	$2,148	$18,148	$468	$18,181	$74	$18,243	$299
Residential first mortgages	1,741	1,739	—	1,739	—	1,747	11	1,770	39
Residential rentals	636	636	—	636	—	638	6	648	24
Home equity and second mtg.	552	540	—	540	—	542	3	607	12
Commercial loans	1,807	1,807	—	1,807	—	1,807	—	1,807	—
Consumer loans	—	—	—	—	—	—	—	—	—
Commercial equipment	532	476	42	518	42	527	8	536	29
Total	$23,623	$21,198	$2,190	$23,388	$510	$23,442	$102	$23,611	$403

	December 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$17,952	$11,915	$5,799	$17,714	$1,316	$17,729	$361
Residential first mortgages	2,001	1,989	—	1,989	—	2,043	70
Residential rentals	626	625	—	625	—	643	32
Home equity and second mtg.	568	555	—	555	—	559	15
Commercial equipment	527	472	40	512	40	531	30
Total	$21,674	$15,556	$5,839	$21,395	$1,356	$21,505	$508
TDRs included in the impaired loan schedules above, as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$—	—	$1,376	2
Residential first mortgages	—	—	247	2
Commercial equipment	455	1	471	2
Total TDRs	455	1	2,094	6
Less: TDRs included in non-accrual loans	—	—	(1,522)	(3)
Total accrual TDR loans	$455	1	$572	3
The Company had specific reserves of $0.4 million on six TDRs totaling $2.1 million at December 31, 2020 and no reserves on TDRs at September 30, 2021.

Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the three and nine months ended September 30, 2021 and 2020. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,918	$(491)	$4	$(12)	$13,419
Residential first mortgages	847	—	—	65	912
Residential rentals	1,186	—	—	614	1,800
Construction and land development	332	—	—	36	368
Home equity and second mortgages	242	—	1	6	249
Commercial loans	1,113	—	529	(733)	909
Consumer loans	28	—	—	14	42
Commercial equipment	798	—	20	10	828
	18,464	(491)	554	—	18,527
Purchase Credit Impaired	52	—	—	—	52
Total	$18,516	$(491)	$554	$—	$18,579

Nine Months Ended	September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,739)	$6	$1,408	$13,419
Residential first mortgages	1,305	(142)	—	(251)	912
Residential rentals	1,413	(46)	—	433	1,800
Construction and land development	401	—	—	(33)	368
Home equity and second mortgages	261	—	4	(16)	249
Commercial loans	1,222	(76)	539	(776)	909
Consumer loans	20	—	—	22	42
Commercial equipment	1,058	(34)	57	(253)	828
	19,424	(2,037)	606	534	18,527
Purchase Credit Impaired	—	—	—	52	52
Total	$19,424	$(2,037)	$606	$586	$18,579

Three Months Ended	September 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$11,268	$(15)	$15	$1,852	$13,120
Residential first mortgages	885	—	—	225	1,110
Residential rentals	1,059	—	—	420	1,479
Construction and land development	428	—	—	26	454
Home equity and second mortgages	259	—	7	46	312
Commercial loans	1,161	—	5	(87)	1,079
Consumer loans	15	(6)	—	11	20
Commercial equipment	1,243	(44)	49	7	1,255
	16,318	(65)	76	2,500	18,829

Purchase Credit Impaired	—	—	—	—	—

Total	$16,318	$(65)	$76	$2,500	$18,829

Nine Months Ended	September 30, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$(944)	$15	$6,651	$13,120
Residential first mortgages	464	—	—	646	1,110
Residential rentals	397	—	—	1,082	1,479
Construction and land development	273	—	—	181	454
Home equity and second mortgages	149	(25)	8	180	312
Commercial loans	1,086	(1,027)	15	1,005	1,079
Consumer loans	10	(6)	—	16	20
Commercial equipment	1,165	(326)	77	339	1,255
	10,942	(2,328)	115	10,100	18,829

Purchase Credit Impaired	—	—	—	—	—

Total	$10,942	$(2,328)	$115	$10,100	$18,829

The following tables detail loan receivable and allowance balances at September 30, 2021 and 2020 and December 31, 2020.

	September 30, 2021				December 31, 2020				September 30, 2020
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$3,136	$1,084,356	$1,144	$1,088,636	$17,714	$1,029,861	$1,572	$1,049,147	$18,148	$1,002,258	$1,581	$1,021,987
Residential first mortgages	872	95,963	—	96,835	1,989	131,790	—	133,779	1,739	146,017	—	147,756
Residential rentals	961	171,121	—	172,082	625	138,434	—	139,059	636	137,314	—	137,950
Construction and land development	—	37,139	—	37,139	—	37,520	—	37,520	—	36,061	—	36,061
Home equity and second mortgages	580	25,938	—	26,518	555	28,168	406	29,129	540	30,483	404	31,427
Commercial loans	—	48,327	—	48,327	—	52,921	—	52,921	1,807	57,087	—	58,894
Consumer loans	—	2,168	—	2,168	—	1,027	—	1,027	—	1,081	—	1,081
Commercial equipment	487	60,859	—	61,346	512	61,181	—	61,693	518	60,858	—	61,376
	$6,036	$1,525,871	$1,144	$1,533,051	$21,395	$1,480,902	$1,978	$1,504,275	$23,388	$1,471,159	$1,985	$1,496,532
Allowance for loan losses:
Commercial real estate	$291	$13,128	$52	$13,471	$1,316	$12,428	$—	$13,744	$468	$12,652	$—	$13,120
Residential first mortgages	—	912	—	912	—	1,305	—	1,305	—	1,110	—	1,110
Residential rentals	—	1,800	—	1,800	—	1,413	—	1,413	—	1,479	—	1,479
Construction and land development	—	368	—	368	—	401	—	401	—	454	—	454
Home equity and second mortgages	—	249	—	249	—	261	—	261	—	312	—	312
Commercial loans	—	909	—	909	—	1,222	—	1,222	—	1,079	—	1,079
Consumer loans	—	42	—	42	—	20	—	20	—	20	—	20
Commercial equipment	32	796	—	828	40	1,018	—	1,058	42	1,213	—	1,255
	$323	$18,204	$52	$18,579	$1,356	$18,068	$—	$19,424	$510	$18,319	$—	$18,829

Credit Quality Indicators
Credit quality indicators as of September 30, 2021 and December 31, 2020 were as follows:
Credit Risk Profile by Internally Assigned Grade

	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
(dollars in thousands)	9/30/2021	12/31/2020	9/30/2021	12/31/2020	9/30/2021	12/31/2020
Unrated	$—	$162,434	$—	$1,036	$—	$47,605
Pass	1,084,372	866,648	37,139	36,484	171,121	90,633
Special mention	600	2,417	—	—	—	821
Substandard	3,664	17,648	—	—	961	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,088,636	$1,049,147	$37,139	$37,520	$172,082	$139,059

	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
(dollars in thousands)	9/30/2021	12/31/2020	9/30/2021	12/31/2020	9/30/2021	12/31/2020
Unrated	$—	$12,962	$—	$26,585	$—	$250,622
Pass	48,327	39,959	61,134	31,091	1,402,093	1,064,815
Special mention	—	—	180	3,977	780	7,215
Substandard	—	—	32	40	4,657	17,688
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$48,327	$52,921	$61,346	$61,693	$1,407,530	$1,340,340

	Non-Commercial Portfolios**		U.S. SBA PPP Loans		Total Loans Portfolios
(dollars in thousands)	9/30/2021	12/31/2020	6/30/2020	12/31/2019	9/30/2021	12/31/2020
Unrated	$103,696	$136,792	$56,424	$110,320	$160,120	$497,734
Pass	21,355	25,125	—	—	1,423,448	1,089,940
Special mention	—	457	—	—	780	7,672
Substandard	470	1,561	—	—	5,127	19,249
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$125,521	$163,935	$56,424	$110,320	$1,589,475	$1,614,595
_______________________________________
**Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
(dollars in thousands)	9/30/2021	12/31/2020	9/30/2021	12/31/2020	9/30/2021	12/31/2020
Performing	$96,653	$133,444	$26,316	$28,927	$2,168	$1,027
Nonperforming	182	335	202	202	—	—
Total	$96,835	$133,779	$26,518	$29,129	$2,168	$1,027

A risk-grading scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships are graded at inception and at a minimum annually. At December 31, 2020 and prior, only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater were subject to being risk rated. During the quarter ended June 30, 2021, the Bank's policy was amended to risk rate all commercial loan relationships.
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
PCI Loans and Acquired Loans
PCI loans had an unpaid principal balance of $1.4 million and a carrying value of $1.1 million at September 30, 2021. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference.
A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Accretable yield, beginning of period	$324	$415	$342	$677
Additions	—	—	—	—
Accretion	(31)	(46)	(92)	(184)
Reclassification from nonaccretable difference	15	—	29	24
Other changes, net	(15)	—	14	(148)
Accretable yield, end of period	$293	$369	$293	$369

At September 30, 2021 performing acquired loans, which totaled $49.3 million, included a $0.5 million net acquisition accounting fair market value adjustment, representing a 1.09% discount; and PCI loans which totaled $1.1 million, included a $0.3 million adjustment, representing a 20.59% discount. At December 31, 2020 acquired performing loans, which totaled $59.0 million, included an $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $2.0 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the three months ended September 30, 2021 and 2020 there was $91,000 and $0.1 million, respectively, of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second quarter of 2021 and 2020 which resulted in a reclassification of $37,000, net of PCI impairment, and $24,000, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of September 30, 2021 and December 31, 2020:

BY ACQUIRED AND NON-ACQUIRED	September 30, 2021	%	December 31, 2020	%
Acquired loans - performing	$49,342	3.10%	$58,999	3.66%
Acquired loans - PCI	1,144	0.07%	1,978	0.12%
Total acquired loans	50,486	3.17%	60,977	3.78%
U.S. SBA PPP loans	56,424	3.55%	110,320	6.83%
Non-acquired loans**	1,482,565	93.28%	1,443,298	89.39%
Gross loans	1,589,475		1,614,595
Net deferred fees	(1,252)	(0.08)%	(1,096)	(0.07)%
Total loans, net of deferred fees	$1,588,223		$1,613,499
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2021	As of December 31, 2020

Goodwill	$10,835	$10,835

	As of September 30, 2021			As of December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible	$3,590	$(2,443)	$1,147	$3,590	$(2,063)	$1,527
The estimated future amortization expense for intangible assets remaining as of September 30, 2021 is as follows:

(dollars in thousands)

Remainder of 2021	$115
2022	398
2023	302
2024	205
2025	109
Thereafter	18
$1,147
As of September 30, 2021, the Company did not have impairment to goodwill or core deposit intangibles ("CDI").
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
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2020 and concluded that there was no impairment at December 31, 2020. At September 30, 2021, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the measurement date and the fourth quarter 2020 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties. An analysis of OREO activity follows.

	Nine Months Ended September 30,		Years Ended December 31,
(dollars in thousands)	2021	2020	2020
Balance at beginning of year	$3,109	$7,773	$7,773
Additions of underlying property	—	1,240	1,240
Disposals of underlying property	(932)	(2,838)	(2,882)
Valuation allowance	(641)	(2,177)	(3,022)
Balance at end of period	$1,536	$3,998	$3,109
Expenses applicable to OREO assets included the following.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020

Valuation allowance	$641	$2,177
Losses (gains) on dispositions	(16)	7
Operating expenses	64	119
	$689	$2,303
There were no impaired loans secured by residential real estate for which formal foreclosure proceedings were in the process as of September 30, 2021 and December 31, 2020.
NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	September 30, 2021		December 31, 2020
	Balance	%	Balance	%
Noninterest-bearing demand	$432,606	21.58%	$362,079	20.74%
Interest-bearing:
Demand	764,482	38.14%	590,159	33.81%
Money market deposits	355,582	17.74%	340,725	19.52%
Savings	112,282	5.60%	98,783	5.66%
Certificates of deposit	339,655	16.94%	353,856	20.27%
Total interest-bearing	1,572,001	78.42%	1,383,523	79.26%

Total Deposits	$2,004,607	100.00%	$1,745,602	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at September 30, 2021 and December 31, 2020 was $63.2 million and $64.3 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At September 30, 2021, the Bank had three customer deposit relationships that exceeded 2% of total deposits, totaling $383.4 million. At December 31, 2020, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $238.8 million. These concentrations were with local municipal agencies.

NOTE 7 – COMMITMENTS & CONTINGENCIES
Operating Leases
The Company's operating lease agreements are for branches and office space.
The table below details the Company's operating leases:

(dollars in thousands)	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right of use asset, net	$6,215	$7,831
Operating lease liability	$6,418	$8,088
Weighted average remaining lease term	17.18 years	18.21 years
Weighted average discount rate	3.51%	3.52%
Remaining lease term - min	6.0 years	0.7 years
Remaining lease term - max	23.0 years	24.0 years
The table below details the Company's lease cost, which is included in occupancy expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Operating lease cost	$146	$198	$489	$594

Cash paid for lease liability	$150	$175	$485	$521
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2021

Lease payments due:
Within one year	$527
After one but within two years	536
After two but within three years	542
After three but within four years	568
After four but within five years	593
After five years	5,974
Total undiscounted cash flows	8,740
Discount on cash flows	2,322
Total lease liability	$6,418

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
As of September 30, 2021 and December 31, 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rule and Management believes the Company and the Bank met all capital adequacy requirements. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Common equity		$204,128	$198,013	$231,839	$217,142
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(851)	(1,129)	(851)	(1,129)
AOCI (gains) losses		9	(4,504)	9	(4,504)
Common Equity Tier 1 Capital		192,451	181,545	220,162	200,674
TRUPs		12,000	12,000	—	—
Tier 1 Capital		204,451	193,545	220,162	200,674
Allowable reserve for credit losses and other Tier 2 adjustments		18,630	19,475	18,630	19,475
Subordinated notes		19,496	19,526	—	—
Tier 2 Capital		$242,577	$232,546	$238,792	$220,149

Risk-Weighted Assets ("RWA")		$1,618,114	$1,582,581	$1,616,802	$1,580,786
Average Assets ("AA")		$2,172,192	$2,025,061	$2,170,563	$2,023,325
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.89%	11.47%	13.62%	12.69%
Tier 1 Capital to RWA	8.50	12.64	12.23	13.62	12.69
Tier 2 Capital to RWA	10.50	14.99	14.69	14.77	13.93
Tier 1 Capital to AA (Leverage) (2)	n/a	9.41	9.56	10.14	9.92
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
Dividends paid by the Company are substantially funded from dividends received from the Bank. Federal and holding company regulations, as well as Maryland law, impose restrictions on capital distributions, including dividend payments and share repurchases. Some of the restrictions generally require advance approval from the Bank's regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the three and six months ended September 30, 2021 or the year ended December 31, 2020.
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2021 and December 31, 2020, substantially all of the impaired loans were evaluated based on the fair value of the collateral.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of September 30, 2021 and December 31, 2020 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$102,684	$—	$102,684	$—
CMOs	204,888	—	204,888	—
U.S. Agency	11,800	—	11,800	—
Asset-backed securities issued by Others:
Residential CMOs	243	—	243	—
Student Loan Trust ABSs	57,712	—	57,712	—
Municipal bonds	62,873	—	62,873	—
U.S. government obligations	16,464	—	16,464	—
Total AFS securities	$456,664	$—	$456,664	$—

Equity securities carried at fair value through income
CRA investment fund	$4,805	$—	$4,805	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$34,953	$—	$34,953	$—
CMOs	127,447	—	127,447	—
Asset-backed securities issued by others:
Residential CMOs	288	—	288	—
Student Loan Trust ABSs	37,439	—	37,439	—
Municipal bonds	44,478	—	44,478	—
U.S. government obligations	1,500	—	1,500	—
Total AFS securities	$246,105	$—	$246,105	$—

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$4,855	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 were included in the tables below.

(dollars in thousands)	September 30, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$468	$—	$—	$468
Total loans with impairment	468	—	—	468
Other real estate owned	$1,536	$—	$—	$1,536

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,483	$—	$—	$4,483
Total loans with impairment	4,483	—	—	4,483
Other real estate owned	$3,109	$—	$—	$3,109
Loans with impairment had unpaid principal balances of $0.8 million and $5.8 million at September 30, 2021 and December 31, 2020, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2021 and December 31, 2020.

September 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$468	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% (41%)
Other real estate owned	$1,536	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (54%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$4,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% (23%)
Other real estate owned	$3,109	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% (47%)

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$456,664	$456,664	$—	$456,664	$—
Equity securities carried at fair value through income	4,805	4,805	—	4,805	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,472	1,472	—	1,472	—
Net loans receivable	1,569,644	1,560,392	—	—	1,560,392
Accrued Interest Receivable	6,045	6,045	—	6,045	—
Investment in BOLI	38,713	38,713	—	38,713	—

Liabilities
Savings, NOW and money market accounts	$1,664,952	$1,664,952	$—	$1,664,952	$—
Time deposits	339,655	340,463	—	340,463	—
Long-term debt	12,249	12,461	—	12,461	—
TRUPs	12,000	11,355	—	11,355	—
Subordinated notes	19,496	21,102	—	21,102	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2020 Form 10-K for the fair value methodologies used as of December 31, 2020:

December 31, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$246,105	$246,105	$—	$246,105	$—
Equity securities carried at fair value through income	4,855	4,855	—	4,855	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,777	2,777	—	2,777	—
Net loans receivable	1,594,075	1,581,922	—	—	1,581,922
Accrued Interest Receivable	8,717	8,717	—	8,717	—
Investment in BOLI	38,061	38,061	—	38,061	—

Liabilities
Savings, NOW and money market accounts	$1,391,746	$1,391,746	$—	$1,391,746	$—
Time deposits	353,856	355,478	—	355,478	—
Long-term debt	27,302	27,805	—	27,805	—
TRUPs	12,000	9,444	—	9,444	—
Subordinated notes	19,526	20,106	—	20,106	—
At September 30, 2021 and December 31, 2020, the Company had outstanding loan commitments and standby letters of credit with customers of $80.2 million and $66.5 million, respectively, and $22.3 million and $20.0 million, respectively. Additionally, at September 30, 2021 and December 31, 2020, customers had $237.1 million and $225.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair values of these instruments differ significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following table presents the changes in each component of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$3,063	$4,517	$4,504	$1,504
Other comprehensive (loss) gain, net of tax before reclassifications	(3,072)	94	(4,946)	2,781
Amounts reclassified from accumulated other comprehensive gain	—	169	433	495
Net other comprehensive (loss) income	(3,072)	263	(4,513)	3,276
End of period	$(9)	$4,780	$(9)	$4,780

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
Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income	$6,404	$3,799	$19,135	$9,997

Average number of common shares outstanding	5,709,814	5,895,074	5,813,704	5,892,107
Dilutive effect of common stock equivalents	10,187	—	9,514	—
Average number of shares used to calculate diluted EPS	5,720,001	5,895,074	5,823,218	5,892,107

Anti-dilutive shares	40	—	3,355	—

Earnings Per Common Share
Basic	$1.12	$0.64	$3.29	$1.70
Diluted	$1.12	$0.64	$3.29	$1.70
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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax expense	$1,448	$2,119	$6,048	$4,616
Deferred income tax expense (benefit)	710	(835)	427	(2,253)
Income tax expense as reported	$2,158	$1,284	$6,475	$2,363

Effective tax rate	25.2%	25.3%	25.3%	19.1%
Net deferred tax assets totaled $8.8 million at September 30, 2021 and $7.9 million at December 31, 2020. No valuation allowance for deferred tax assets was recorded at September 30, 2021 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The increase in income tax expense for the three and nine months ended September 30, 2021 was primarily due to a higher pretax income and a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.

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
NOTE 16 – OTHER EXPENSES
The Company had the following other noninterest expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Deposit account expenses	$130	$108	$372	$320
Insurance	111	46	319	143
ATM expenses	93	79	236	247
Fraud losses	132	32	1,243	64
Other expenses	541	626	1,795	1,690
	$1,007	$891	$3,965	$2,464
For the nine months ended September 30, 2021, fraud losses include a $1.3 million charge related to an isolated wire transfer fraud incident. No additional expense is expected to be incurred relating to this incident and the Company submitted an insurance claim that could result in a recovery of a portion of the expense. As of the nine months ended September 30, 2021, the Company recovered approximately $0.2 million from other financial institutions related to the wire transfer incident.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND RATIOS
The following table shows selected historical consolidated financial data for the Company for the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020. This table should be read together with the Company's consolidated financial statements and related notes and Item 6, Selected Financial Data as presented in the Company’s Form 10-K for the year ended December 31, 2020.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.17%	0.73%	1.20%	0.68%
Return on average common equity ("ROACE")	12.45	7.86	12.53	7.06
Return on Average Tangible Common Equity ("ROATCE")**	13.41	8.65	13.53	7.85
Average total equity to average total assets	9.40	9.33	9.58	9.66
Interest rate spread	3.22	3.15	3.31	3.19
Net interest margin	3.28	3.27	3.38	3.34
Cost of funds	0.21	0.46	0.23	0.63
Cost of deposits	0.12	0.37	0.15	0.55
Cost of debt	3.19	1.16	2.73	1.42
Efficiency ratio(1)	52.46	55.48	52.52	55.95
Non-interest expense to average assets	1.73	1.82	1.82	1.95
Net operating expense to average assets(2)	1.47	1.50	1.47	1.53
Average interest-earning assets to average interest-bearing liabilities	132.54	125.40	130.95	125.14
Net charge-offs to average portfolio loans	(0.02)	—	0.13	0.20
COMMON SHARE DATA
Basic net income per common share	$1.12	$0.64	$3.29	$1.70
Diluted net income per common share	1.12	0.64	3.29	1.70
Cash dividends paid per common share	0.150	0.125	0.425	0.375
Weighted average common shares outstanding:
Basic	5,709,814	5,895,074	5,813,704	5,892,107
Diluted	5,720,001	5,895,074	5,823,218	5,892,107
_______________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and non-GAAP measures.
(1)Efficiency ratio is defined as noninterest expense divided by the sum of net interest income plus noninterest income.
(2)The net operating expense ratio is defined as noninterest expense less noninterest income divided by average assets.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
COMMON SHARE DATA
Book value per common share	$35.66	$33.54
Tangible book value per common share**	33.57	31.45
Common shares outstanding at end of period	5,724,011	5,903,613
OTHER DATA
Full-time equivalent employees	196	189
Branches	11	12
Loan Production Offices	4	4
CAPITAL RATIOS
Tier 1 capital to average assets	9.41%	9.56%
Tier 1 common capital to risk-weighted assets	11.89	11.47
Tier 1 capital to risk-weighted assets	12.64	12.23
Total risk-based capital to risk-weighted assets	14.99	14.69
Common equity to assets	8.96	9.77
Tangible common equity to tangible assets **	8.48	9.22
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

(dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020	September 30, 2020
Total assets	$2,278,692	$2,026,439	$2,137,437
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	1,147	1,527	1,666
Total intangible assets	11,982	12,362	12,501
Tangible assets	$2,266,710	$2,014,077	$2,124,936

Total common equity	$204,128	$198,013	$192,850
Less: intangible assets	11,982	12,362	12,501
Tangible common equity	$192,146	$185,651	$180,349

Common shares outstanding at end of period	5,724,011	5,903,613	5,911,940

Common equity to assets	8.96%	9.77%	9.02%
Tangible common equity to tangible assets	8.48%	9.22%	8.49%

Common book value per share	$35.66	$33.54	$32.62
Tangible common book value per share	$33.57	$31.45	$30.51

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED) - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Return on Average Common Equity ("ROACE")
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Net income (as reported)	$6,404	$3,799	$19,135	$9,997

ROACE	12.45%	7.86%	12.53%	7.06%

Average common equity	$205,723	$193,351	$203,597	$188,853
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (as reported)	$6,404	$3,799	$19,135	$9,997
Core deposit intangible amortization (net of tax)	91	108	284	366
Net earnings applicable to common shareholders	$6,495	$3,907	$19,419	$10,363

ROATCE	13.41%	8.65%	13.53%	7.85%

Average tangible common equity	$193,662	$180,755	$191,411	$176,108

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
Management continues to drive profitability, operating efficiency and shareholder value. During the first nine months of 2021, we repurchased common shares, significantly reduced nonperforming assets, introduced two new product lines and continued to optimize our branch and virtual banking operations.
•During the nine months ended September 30, 2021, the Company repurchased 190,587 shares of common stock at an average price of $35.21 per share. Third quarter 2021 diluted earnings per share of $1.12 was positively impacted $0.03 per share from second quarter and third quarter 2021 repurchases.
•The Company increased its dividends paid to shareholders by 20% from $0.125 in the first quarter of 2021 to $0.150 in the second quarter of 2021.
•During the nine months ended September 30, 2021, we improved asset quality with the sale of impaired non-accrual and classified commercial real estate and residential mortgage loans with an aggregate amortized cost of $16.3 million. The Company's sale of these impaired loans decreased the specific ALLL reserve, improved asset quality and improved several ALLL qualitative factors. Non-accrual loans, OREO and TDRs to total assets decreased 77 basis points to 0.31% at September 30, 2021 from 1.08% at December 31, 2020. Classified assets decreased $15.7 million to $6.7 million at September 30, 2021 from $22.4 million at December 31, 2020.

•In September 2021, the Company was named one of the top-performing publicly traded small-cap banks and thrifts in the country in the Piper Sandler Bank & Thrift SM-ALL Stars Class of 2021. The Company is one of two named institutions from Maryland of the 35 total institutions named to the Class of 2021. Piper Sandler is an investment banking firm and broker-dealer focused on the financial services sector.
•The Bank has increased non-interest bearing deposits in 2021, which has moderated net interest margin compression. Noninterest-bearing accounts increased by $70.5 million to $432.6 million or 21.58% of deposits at September 30, 2021 from 20.74% of deposits at December 31, 2020.
•In March 2021, the Bank introduced a new residential mortgage program and a retail and commercial credit card program. These new product lines merge the technology and expertise of two proven FinTech firms with our business development team's demonstrated capabilities. The Company expects these programs to improve non-interest income and interest income beginning in 2022. The Bank's credit card program balances increased from approximately $50,000 at June 30, 2021 to just under $800,000 at September 30, 2021.
•On April 21, 2021, the Bank purchased its second branch location in Virginia at 5831 Plank Road, Spotsylvania. The full-service branch is expected to open in late 2021 or early 2022 and will provide banking, lending and wealth management services with a focus on digital banking. At September 30, 2021, loans in the greater Fredericksburg, Virginia area accounted for approximately 45% of the Bank's outstanding portfolio loans, and Fredericksburg branch deposits were $89.0 million with an average cost of deposits of six basis points. The greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
•On March 31, 2021, the Bank consolidated its St. Patrick's Drive branch in Waldorf, Maryland into the Bank's nearby main office branch.
The net financial impact of the new Spotsylvania branch and the closing of the St. Patrick's Drive branch is expected to be neutral to the Company's expense run rate.
The COVID-19 pandemic has presented economic and operational challenges as well as opportunities in 2021 and 2020. The Company has addressed COVID-19 credit concerns by maintaining an adequate allowance for loan losses, resolving multiple OREO assets, and strengthening regulatory capital in October 2020 through the issuance of subordinated debt. In 2021 and 2020, we have continued to help our community and customers navigate economic uncertainty by originating U.S. SBA PPP loans and offering loan payment deferral programs.
Despite the challenges of navigating our business during a pandemic, the Company's balance sheet and operating results have remained strong. We believe current market disruptions in the banking industry caused by both the COVID-19 pandemic as well as industry consolidation has provided opportunities for continued organic growth in 2021. The addition of new customers during the past 18 months continued our success in increasing lower-cost transaction deposits in each of the last five years. Our core profitability has increased from a stable net interest margin primarily due to improved funding composition, increased non-interest income from additional products and services and expense control.
Throughout the COVID-19 pandemic, the Company has remained focused on the financial and personal well-being of our customers and employees.
•The Company offered payment deferral programs for its business and individual customers. Depending on the need of the client, the Company deferred either the full or partial loan payment between 90 and 180 days. As of September 30, 2021, the Bank's loan deferrals had decreased to $3.4 million, which represented 0.2% of gross portfolio loans from $35.4 million or 2.4% of gross portfolio loans as of December 31, 2020.
•The Company actively assisted customers and community businesses with applications for resources through the U.S. SBA PPP program. As of September 30, 2021, the Company had 345 U.S. SBA PPP loans with balances of $56.4 million.
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
Subsequent events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements were issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Summary of Financial Results
The Company reported net income for the three months ended September 30, 2021 of $6.4 million or diluted earnings per share of $1.12 compared to net income of $3.8 million or $0.64 per diluted earnings per share for the three months ended September 30, 2020. The Company’s ROAA and ROACE were 1.17% and 12.45% for the three months ended September 30, 2021 compared to 0.73% and 7.86% in September 30, 2020.
The increase to net income in the third quarter of 2021 compared to the same quarter in 2020 was primarily due to a lower provision for loan losses and lower interest expense, partially offset by lower in noninterest income.

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Interest and dividend income	$17,659	$17,483	$176	1.0%
Interest expense	1,050	2,115	(1,065)	(50.4)%
Net interest income	16,609	15,368	1,241	8.1%
Provision for loan losses	—	2,500	(2,500)	(100.0)%
Noninterest income	1,400	1,666	(266)	(16.0)%
Noninterest expense	9,447	9,451	(4)	—%
Income before income taxes	8,562	5,083	3,479	68.4%
Income tax expense	2,158	1,284	874	68.1%
Net income	$6,404	$3,799	$2,605	68.6%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,342	$16,176	$166	1.0%
Taxable interest and dividends on investment securities	1,296	1,269	27	2.1%
Interest on deposits with banks	21	38	(17)	(44.7)%
Total Interest and Dividend Income	17,659	17,483	176	1.0%

Interest Expenses
Deposits	594	1,534	(940)	(61.3)%
Short-term borrowings	—	14	(14)	(100.0)%
Long-term debt	456	567	(111)	(19.6)%
Total Interest Expenses	1,050	2,115	(1,065)	(50.4)%

Net Interest Income	$16,609	$15,368	$1,241	8.1%

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

	Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$1,094,089	$10,977	4.01%	$1,006,436	$10,627	4.22%
Residential first mortgages	100,195	742	2.96%	157,039	1,188	3.03%
Residential rentals	154,481	1,565	4.05%	132,572	1,499	4.52%
Construction and land development	34,810	399	4.58%	38,861	448	4.61%
Home equity and second mortgages	27,751	246	3.55%	32,670	295	3.61%
Commercial and equipment loans	104,845	1,161	4.43%	116,472	1,205	4.14%
U.S. SBA PPP loans	71,751	1,236	6.89%	127,092	902	2.84%
Consumer loans	1,742	16	3.67%	1,102	12	4.36%
Allowance for loan losses	(18,852)	—	—	(16,738)	—	—%
Loan portfolio (1)	1,570,812	16,342	4.16%	1,595,506	16,176	4.06%
Taxable investment securities	370,498	1,212	1.31%	218,305	1,143	2.09%
Nontaxable investment securities	16,204	84	2.07%	23,633	126	2.13%
Interest-bearing deposits in other banks	36,516	16	0.18%	24,713	25	0.40%
Federal funds sold	30,266	5	0.07%	20,561	13	0.25%
Interest-Earning Assets ("IEAs")	2,024,296	17,659	3.49%	1,882,718	17,483	3.71%
Cash and cash equivalents	66,292			87,895
Goodwill	10,835			10,835
Core deposit intangible	1,226			1,761
Other assets	85,340			88,278
Total Assets	$2,187,989			$2,071,487

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$434,316	$—	—%	$351,951	$—	—%
Interest-bearing demand deposits
Savings	110,873	14	0.05%	89,036	20	0.09%
Interest-bearing demand and money market accounts	1,017,642	175	0.07%	848,981	313	0.15%
Certificates of deposit	341,672	405	0.47%	363,296	1,201	1.32%
Total interest-bearing deposits	1,470,187	594	0.16%	1,301,313	1,534	0.47%
Total Deposits	1,904,503	594	0.12%	1,653,264	1,534	0.37%
Long-term debt	25,625	131	2.04%	63,847	380	2.38%
Short-term borrowings	—	—	—%	3,159	14	1.77%
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	—	—	—%	121,070	107	0.35%
Subordinated Notes	19,487	251	5.15%	—	—	—%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	74	2.47%	12,000	80	2.67%
Total Debt	57,112	456	3.19%	200,076	581	1.16%
Interest-Bearing Liabilities ("IBLs")	1,527,299	1,050	0.27%	1,501,389	2,115	0.56%
Total Funds	1,961,615	1,050	0.21%	1,853,340	2,115	0.46%

	Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Other liabilities	20,648			24,796
Stockholders’ equity	205,723			193,351
Total Liabilities and Stockholders’ Equity	$2,187,986			$2,071,487

Net interest income		$16,609			$15,368

Interest rate spread			3.22%			3.15%
Net yield on interest-earning assets			3.28%			3.27%
Average loans to average deposits			82.48%			96.51%
Average transaction deposits to total average deposits**			82.06%			78.03%
Ratio of average IEAs to average IBLs			132.54%			125.40%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $91,000 and $0.1 million of accretion interest during the three months ended September 30, 2021 and 2020, respectively.
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

For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$(257)	$423	$166
Investment securities, federal funds sold and interest-bearing deposits	482	(472)	10
Total interest-earning assets	225	(49)	176

Interest-bearing liabilities:
Savings	3	(9)	(6)
Interest-bearing demand and money market accounts	29	(167)	(138)
Certificates of deposit	(26)	(770)	(796)
Long-term debt	(195)	(54)	(249)
Short-term borrowings	—	(14)	(14)
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	—	(107)	(107)
Subordinated Notes	251	—	251
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	(6)	(6)
Total interest-bearing liabilities	62	(1,127)	(1,065)
Net change in net interest income	$164	$1,078	$1,241

Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
Net interest income increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in net interest income resulted primarily from significant decreases in interest expense from lower funding costs as well as volume increases in interest-earning assets. Interest income increased from larger average balances and accelerated loan fee recognition following the forgiveness of U.S. SBA PPP loans, partially offset by lower asset yields from virtually all interest-earnings assets. Interest income from the Company's participation in the U.S. SBA PPP program was $1.2 million for the three months ended September 30, 2021 as compared to $0.9 million for the comparable quarter in 2020.
Net interest margin of 3.28% for the three months ended September 30, 2021 increased one basis points from 3.27% for the comparable period. The sharp decline in interest rates in 2020 and 2021 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets and investments, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. The flat net interest margin for the comparable periods was due to similar rate declines for asset yields and funding costs.
Cost of funds decreased from 0.46% for the three months ended September 30, 2020 to 0.21% for the three months ended September 30, 2021. The Bank's cost of funds in 2021 decreased due to the prepayments of $30.0 million of FHLB advances with a 2.2% average rate in the last six months of 2020, the repricing of time deposits, the increase in non-interest bearing accounts as a percentage of total deposits and lower costs for transaction deposit accounts. These decreases in the cost of funds were partially offset by interest related to the prepayment of $15.0 million of FHLB advances in late September 2021 and the issuance of $20.0 million in subordinated notes in October 2020.
For the three months ended September 30, 2021, net interest margin increased 13 basis points as a result of net U.S. SBA PPP loan interest income and accelerated loan fee recognition. Loan yields increased from 4.06% for the three months ended September 30, 2020 to 4.16% for the three months ended September 30, 2021. Loan yields, excluding U.S. SBA PPP loan interest income, were 4.02% and 4.16% for the three months ended September 30, 2021 and September 30, 2020, respectively.
Excluding the acceleration of deferred fees into interest income with U.S. SBA PPP loan forgiveness, compression of our net interest margin is likely in the fourth quarter of 2021 as interest-earning assets reprice lower and the Bank continues to invest excess liquidity into securities. Average investments and interest-bearing cash accounts have increased $196.8 million from $256.7 million for the three months ended December 31, 2020 to $453.5 million for the three months ended September 30, 2021. We expect U.S. SBA PPP loan forgiveness to positively impact margins and net interest income in the fourth quarter of 2021 with the recognition of remaining net deferred fees.
Provision for Loan Losses
The provision for loan losses is a function of the calculation of the allowance for loan loss on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$29	$49	$(20)	(40.8)%
Gain on sale or disposition of assets	—	6	(6)	(100.0)%
Net gains on sale of investment securities	—	229	(229)	(100.0)%
Unrealized gain (losses) on equity securities	(22)	—	(22)	—%
Provision for loss on premises and equipment held for sale	(20)	—	(20)	—%
Income from bank owned life insurance	220	222	(2)	(0.9)%
Service charges	987	839	148	17.6%
Referral fee income	176	321	(145)	(45.2)%
Net gain on sale of loans held for sale	30	—	30	—%
Total Noninterest Income	$1,400	$1,666	$(266)	(16.0)%
Noninterest income for the three months ended September 30, 2021 decreased from the three months ended September 30, 2020. The decrease for the comparable periods was primarily due to decreased referral fee income and decreased gains on the sale of investment securities partially offset by increased service charge income. Noninterest income as a percentage of average assets was 0.26% and 0.32%, respectively, for the three months ended September 30, 2021 and 2020.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,650	$5,099	$551	10.8%
OREO valuation allowance and expenses	20	421	(401)	(95.2)%
Sub-total	5,670	5,520	150	2.7%
Operating Expenses
Occupancy expense	731	734	(3)	(0.4)%
Advertising	145	129	16	12.4%
Data processing expense	840	990	(150)	(15.2)%
Professional fees	676	652	24	3.7%
Depreciation of premises and equipment	137	142	(5)	(3.5)%
FDIC Insurance	120	249	(129)	(51.8)%
Core deposit intangible amortization	121	144	(23)	(16.0)%
Other expenses	1,007	891	116	13.0%
Total Operating Expenses	3,777	3,931	(154)	(3.9)%
Total Noninterest Expense	$9,447	$9,451	$(4)	—%

Noninterest expense was flat for the comparable periods as increased compensation and benefits and other expenses were offset by decreased OREO expenses, FDIC insurance and data processing. Compensation and benefits increased for the comparable periods primarily due to increased health insurance claims as well as larger incentive compensation accruals resulting from improvements in profitability and asset quality. In addition, no costs were deferred for the origination of U.S. SBA PPP loans in third quarter of 2021 compared with the deferral of $0.1 million in the third quarter of 2020. The FDIC insurance decreased due to improved balance sheet credit trends. Decreased OREO expenses reflect management's actions in 2021 and 2020 to reduce non-performing assets. Data processing costs decreased for the comparable periods due to the timing of scheduled projects as well as a reduction related to PPP loan processing costs incurred during 2020 that were not incurred in 2021.
The Company’s efficiency ratio was 52.46% for the three months ended September 30, 2021 compared to 55.48% for the three months ended September 30, 2020. The Company’s net operating expense ratio was 1.47% for the three months ended September 30, 2021 compared to 1.50% for the three months ended September 30, 2020. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Income Tax Expense
Income tax expense increased $0.9 million for the three months ended September 30, 2021 compared to the same quarter in the prior year. For the three months ended September 30, 2021 the effective tax rate was 25.2%. The Company’s consolidated effective tax rate was a 25.3% in the third quarter of 2020.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Earnings Summary
The Company reported net income for the nine months ended September 30, 2021 of $19.1 million or diluted earnings per share of $3.29 compared to net income of $10.0 million or $1.70 per diluted share for the nine months ended September 30, 2020. The Company’s ROAA and ROACE were 1.20% and 12.53% for the nine months ended September 30, 2021 compared to 0.68% and 7.06% for the nine months ended September 30, 2020.
The increase to net income in the first nine months of 2021 compared to the same period in 2020 was due to a lower provision for loan losses and increased net interest income partially offset by a decrease in non-interest income and increases in non-interest expense and income tax expense. The increase in income tax expense was due to higher pre-tax income and a change in the Company's state tax apportionment approach implemented in the first quarter of 2020. The Company's higher effective tax rate is explained in the income tax expense section included in the discussion of results for the nine months ended September 30, 2021 in this MD&A.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Interest and dividend income	$52,781	$53,160	$(379)	(0.7)%
Interest expense	3,228	8,215	(4,987)	(60.7)%
Net interest income	49,553	44,945	4,608	10.3%
Provision for loan losses	586	10,100	(9,514)	(94.2)%
Noninterest income	5,616	6,046	(430)	(7.1)%
Noninterest expense	28,973	28,531	442	1.5%
Income before income taxes	25,610	12,360	13,250	107.2%
Income tax expense	6,475	2,363	4,112	174.0%
Net income	$19,135	$9,997	$9,138	91.4%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$49,254	$48,955	$299	0.6%
Taxable interest and dividends on investment securities	3,461	4,079	(618)	(15.2)%
Interest on deposits with banks	66	126	(60)	(47.6)%
Total Interest and Dividend Income	52,781	53,160	(379)	(0.7)%

Interest Expenses
Deposits	2,036	6,515	(4,479)	(68.7)%
Short-term borrowings	—	111	(111)	(100.0)%
Long-term debt	1,192	1,589	(397)	(25.0)%
Total Interest Expenses	3,228	8,215	(4,987)	(60.7)%

Net Interest Income	$49,553	$44,945	$4,608	10.3%

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Assets
Commercial real estate	$1,081,350	$32,625	4.02%	$981,944	$32,406	4.40%
Residential first mortgages	111,401	2,494	2.99%	165,632	4,098	3.30%
Residential rentals	144,316	4,421	4.08%	131,839	4,373	4.42%
Construction and land development	36,401	1,226	4.49%	38,608	1,360	4.70%
Home equity and second mortgages	28,689	745	3.46%	34,604	1,066	4.11%
Commercial and equipment loans	104,747	3,339	4.25%	119,927	4,219	4.69%
U.S. SBA PPP loans	97,231	4,356	5.97%	76,418	1,395	2.43%
Consumer loans	1,497	48	4.28%	1,113	38	4.55%
Allowance for loan losses	(18,908)	—	—	(14,521)	—	—%
Loan portfolio (1)	1,586,724	49,254	4.14%	1,535,564	48,955	4.25%
Taxable investment securities	292,625	3,182	1.45%	215,223	3,854	2.39%
Non-taxable investment securities	17,517	279	2.12%	12,144	225	2.47%
Interest bearing deposits in other banks	30,183	44	0.19%	16,246	87	0.71%
Federal funds sold	27,964	22	0.10%	13,520	39	0.38%
Interest-Earning Assets ("IEAs")	1,955,013	52,781	3.60%	1,792,697	53,160	3.95%
Cash and cash equivalents	71,559			61,832
Goodwill	10,835			10,835
Core deposit intangible	1,351			1,910
Other assets	86,838			87,973
Total Assets	$2,125,596			$1,955,247

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$407,375	$—	—%	$310,451	$—	—%
Interest-bearing liabilities:
Savings	106,190	40	0.05%	80,412	68	0.11%
Interest-bearing demand and money market accounts	982,704	555	0.08%	816,975	2,118	0.35%
Certificates of deposit	345,821	1,441	0.56%	375,606	4,329	1.54%
Total Interest-bearing deposits	1,434,715	2,036	0.19%	1,272,993	6,515	0.68%
Total Deposits	1,842,090	2,036	0.15%	1,583,444	6,515	0.55%
Long-term debt	26,723	213	1.06%	62,101	916	1.97%
Short-term borrowings	—	—	—%	10,895	111	1.36%
Paycheck Protection Program Liquidity Facility ("PPPLF") Advance	—	—	—%	69,656	182	0.35%
Subordinated Notes	19,483	754	5.16%	4,953	184	4.95%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	225	2.50%	12,000	307	3.41%
Total debt	58,206	1,192	2.73%	159,605	1,700	1.42%
Total Interest-Bearing Liabilities ("IBLs")	1,492,921	3,228	0.29%	1,432,598	8,215	0.76%
Total funds	1,900,296	3,228	0.23%	1,743,049	8,215	0.63%

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Avg. Yield/Cost	Average Balance	Interest	Avg. Yield/Cost
Other liabilities	21,703			23,345
Stockholders’ equity	203,597			188,853
Total Liabilities and Stockholders’ Equity	$2,125,596			$1,955,247

Net interest income		$49,553			$44,945

Interest rate spread			3.31%			3.19%
Net yield on interest-earning assets			3.38%			3.34%
Average loans to average deposits			86.14%			96.98%
Average transaction deposits to total average deposits**			81.23%			76.28%
Ratio of average IEAs to average IBLs			130.95%			125.14%

Cost of funds			0.23%			0.63%
Cost of deposits			0.15%			0.55%
Cost of debt			2.73%			1.42%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $0.3 million and $0.5 million of accretion interest during the nine months ended September 30, 2021 and 2020, respectively.
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

For the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio	$1,588	$(1,289)	$299
Investment securities, federal funds sold and interest-bearing deposits	1,067	(1,745)	(678)
Total interest-earning assets	2,655	(3,034)	(379)

Interest-bearing liabilities:
Savings	10	(38)	(28)
Interest-bearing demand and money market accounts	94	(1,657)	(1,563)
Certificates of deposit	(124)	(2,764)	(2,888)
Long-term debt	(282)	(421)	(703)
Short-term borrowings	—	(111)	(111)
PPPLF Advance	—	(182)	(182)
Subordinated notes	562	8	570
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(82)	(82)
Total interest-bearing liabilities	260	(5,247)	(4,987)
Net change in net interest income	$2,396	$2,213	$4,608

Net interest income increased $4.6 million or 10.3% for the comparable periods with $3.1 million of the increase attributable to U.S. SBA PPP program increased net interest income.

Interest income decreased $0.4 million for the nine months ended September 30, 2021 compared to the same period of 2020. The decrease in interest income resulted from significantly lower asset yields partially offset by larger average balances of interest-earning assets and the accelerated loan fee recognition following the forgiveness of U.S. SBA PPP loans. Interest income from the Company's participation in the U.S. SBA PPP program was $4.4 million for the nine months ended September 30, 2021 compared to $1.4 million for the nine months ended September 30, 2020.

As a result of organic growth, average total earning assets increased $162.3 million or 9.1%, for the nine months ended September 30, 2021 to $1,955.0 million compared to $1,792.7 million for the nine months ended September 30, 2020. The increase in average total earning assets for the nine months ended September 30, 2021 from the comparable period in 2020 resulted from a $51.2 million increase in average loans and an increase of $111.2 million increase in average investments, federal funds sold, and interest-bearing deposits.
Interest expense decreased $5.0 million for the nine months ended September 30, 2021 compared to the same period of 2020. Lower interest rates accounted for $5.2 million of the decrease in interest expense partially offset by $0.3 million in increased interest expense from larger average balances and changes in the funding mix of interest-bearing liabilities. Interest expense decreased during 2021 as the Bank's cost of funds decreased. The prepayment of FHLB advances in the last six months of 2020, reductions in PPPLF debt, an increase in non-interest bearing accounts as a percentage of total deposits and the repricing of time and transaction deposits at lower rates all contributed to the decrease in interest expense.
Average total interest-bearing liabilities increased $60.3 million, or 4.2%, for the nine months ended September 30, 2021 to $1,492.9 million compared to $1,432.6 million for the nine months ended September 30, 2020. During the same time, average noninterest-bearing demand deposits increased $96.9 million, or 31.2%, to $407.4 million compared to $310.5 million. Noninterest-bearing deposits increased for the comparable periods due to customer acquisition efforts and the Bank's participation in the U.S. SBA PPP program. For the nine-month comparative periods, average total debt decreased $101.4 million, whic~~h~~ reflects the second half of 2020 payoff of Federal Reserve's PPPLF advances and the prepayment of FHLB advances, partially offset by an increase in average Subordinated Notes of $14.5 million. During the nine months ended September 30, 2021, average transaction accounts increased $288.4 million or 23.9% to $1,496.3 million from $1,207.8 million for the nine months ended September 30, 2020. During the same time, average time deposits decreased $29.8 million or 7.9% to $345.8 million for the nine months ended September 30, 2021.
Net interest margin of 3.38% for the nine months ended September 30, 2021 was four basis points higher than the 3.34% for the nine months ended September 30, 2020. The increase in net interest margin from the first nine months of 2020 resulted primarily from the Company’s interest earning asset yields decreasing at a slower rate than overall funding costs. Interest earning asset yields decreased 35 basis points from 3.95% for the nine months ended September 30, 2020 to 3.60% for the nine months ended September 30, 2021. The Company’s cost of funds decreased 40 basis points from 0.63% for the nine months ended September 30, 2020 to 0.23% for the nine months ended September 30, 2021. Net interest income was impacted by accretion interest of $0.3 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
As a result of net U.S. SBA PPP loan interest income and accelerated loan fee recognition net interest margin increased 14 basis point for the nine months ended September 30, 2021. Net interest margin decreased six basis points for the nine months ended September 30, 2020 due to lower yields from U.S. SBA PPP loans compared to other loan portfolios. Loan yields decreased from 4.25% for the nine months ended September 30, 2020 to 4.14% for the nine months ended September 30, 2021. Loan yields, excluding U.S. SBA PPP loan interest income, were 4.35% for the nine months ended September 30, 2020 compared to 4.02% for the nine months ended September 30, 2021.
Provision for Loan Losses
See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$271	$98	$173	176.5%
Gain on sale or disposition of assets	68	6	62	1,033.3%
Net gains on sale of investment securities	586	670	(84)	(12.5)%
Unrealized (loss) gain on equity securities	(94)	115	(209)	(182)%
Provision for loss on premises and equipment held for sale	(20)	—	(20)	—%
Income from bank owned life insurance	652	661	(9)	(1.4)%
Service charges	3,066	2,530	536	21.2%
Referral fee income	1,248	1,966	(718)	(36.5)%
Net gain on sale of loans held for sale	30	—	30	—%
Loss on sale of loans	(191)	—	(191)	—%
Total Noninterest Income	$5,616	$6,046	$(430)	(7.1)%
Noninterest income for the nine months ended September 30, 2021 decreased compared to the nine months ended September 30, 2020. The decreases were primarily due to decreased referral fee income, a loss on sale of impaired loans, and unrealized loss on equity securities, partially offset by increased service charge and miscellaneous income. During the quarter ended March 31, 2021, the Bank sold classified and non-accrual commercial real estate and residential loans with an aggregate amortized cost, net of charge-offs, of $9.1 million and recognized a $0.2 million loss on the sale. Increased service charges reflect increased fees from customer acquisition, new products as well as recognition of sign-on bonus fees associated with our Mastercard program. Noninterest income as a percentage of average assets was 0.35% and 0.41%, respectively, for the nine months ended September 30, 2021 and 2020. In 2020, the COVID-19 crisis had impacted spending habits of customers and reduced growth in service fee income, which has rebounded in 2021. In addition, the COVID-19 crisis curtailed expected commercial loan volume in the first nine months of 2021, which impacted interest rate protection agreement referral fee opportunities.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Noninterest Expense
Compensation and benefits	$15,770	$15,001	$769	5.1%
OREO valuation allowance and expenses	689	2,303	(1,614)	(70.1)%
Sub-total	16,459	17,304	(845)	(4.9)%
Operating Expense
Occupancy expense	2,180	2,204	(24)	(1.1)%
Advertising	372	380	(8)	(2.1)%
Data processing expense	2,766	2,842	(76)	(2.7)%
Professional fees	1,920	1,755	165	9.4%
Depreciation of premises and equipment	419	451	(32)	(7.1)%
FDIC Insurance	512	679	(167)	(24.6)%
Core deposit intangible amortization	380	452	(72)	(15.9)%
Other	3,965	2,464	1,501	60.9%
Total Operating Expense	12,514	11,227	1,287	11.5%
Total Noninterest Expense	$28,973	$28,531	$442	1.5%
The 1.5% increase in noninterest expense for the comparable periods was due to increased other expenses, compensation expenses and professional fees, partially offset by a decrease in OREO expenses and FDIC insurance. Other expenses include a $1.2 million charge, net of a partial recovery, related to an isolated wire transfer fraud incident that occurred in the first quarter of 2021. Compensation expense increased due to fewer deferred costs allocated for PPP loans as well as increased employee health insurance claims and larger incentive compensation accruals resulting from improvement in profitability and asset quality. Compensation and benefits for the nine months ended September 30, 2021 and 2020 were reduced $0.28 million and $0.48 million, respectively, for the allocation of deferred origination costs for U.S. SBA PPP loans. Decreased OREO expenses reflect management's actions in 2020 to reduce non-performing assets. OREO expenses have moderated as the Bank has reduced foreclosed assets over the last 12 months from $4.0 million at September 30, 2020 to $1.5 million at September 30, 2021. The FDIC insurance decreased due to improved balance sheet credit trends.
Our investigation of the first quarter 2021 wire fraud found no evidence that information systems of the Bank were compromised or that employee fraud was involved. In the second quarter of 2021, the Company submitted an insurance claim which could result in a recovery of a portion of the expense. Any recovery of insurance proceeds would be recognized in the quarter received.
Including the wire transfer fraud expense, the Company's quarterly expense run rate for the nine months ended September 30, 2021 averaged $9.7 million. The Company's quarterly expense run rate, excluding the wire transfer fraud expense, for the nine months ended September 30, 2021 averaged $9.3 million. Management's projected quarterly expense run rate for the fourth quarter of 2021 is estimated between $9.4 and $9.6 million with the increase over the average attributable to year end incentive compensation and employee benefit costs.
The Company’s efficiency ratio was 52.52% for the nine months ended September 30, 2021 compared to 55.95% for the nine months ended September 30, 2020. The Company’s net operating expense ratio was 1.47% at September 30, 2021 compared to 1.53% at September 30, 2020. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.

Income Tax Expense
The Company's effective tax rate for the nine months ended September 30, 2021 was 25.3%. The Company’s consolidated effective tax rate was 19.1% for the nine months ended September 30, 2020. The Company's new state apportionment approach was implemented during the first quarter of 2020 and included the impact of amended income tax filings of the Company and the Bank. The following table shows a breakdown of income tax expense for the nine months ended September 30, 2020 split between the apportionment adjustment and a normalized 2020 income tax provision:

	Nine Months Ended September 30, 2020
(dollars in thousands)	Tax Provision	Effective Tax Rate
Income tax apportionment adjustment	$(743)	(6.0)%
Income taxes before apportionment adjustment	3,106	25.1%
Income tax expense as reported	$2,363	19.1%

Income before income taxes	$12,360

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
ASSETS
Total assets increased primarily due to growth in cash, interest-bearing deposits with banks and investment securities, which have increased in 2021 as U.S. PPP loans have been forgiven and customer deposits have increased. These increases were partially offset by a decrease in net loans and small net decreases in all other asset accounts. The differences in allocations between the cash and investment categories reflect operational needs. Total assets and on-balance sheet liquidity increased in the first nine months of 2021 from deposit growth.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Cash and due from banks	$112,314	$56,887	$55,427	97.4%
Interest-bearing deposits with banks	34,929	20,178	14,751	73.1%
Securities available for sale ("AFS"), at fair value	456,664	246,105	210,559	85.6%
Equity securities carried at fair value through income	4,805	4,855	(50)	(1.0)%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	1,472	2,777	(1,305)	(47.0)%
Net Loans	1,569,644	1,594,075	(24,431)	(1.5)%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	21,795	20,271	1,524	7.5%
Other real estate owned ("OREO")	1,536	3,109	(1,573)	(50.6)%
Accrued interest receivable	6,045	8,717	(2,672)	(30.7)%
Investment in bank owned life insurance	38,713	38,061	652	1.7%
Core deposit intangible	1,147	1,527	(380)	(24.9)%
Net deferred tax assets	8,790	7,909	881	11.1%
Right of use assets, net operating leases	6,215	7,831	(1,616)	(20.6)%
Other assets	3,581	3,095	486	15.7%
Total Assets	$2,278,692	$2,026,439	$252,253	12.4%
Cash and Cash Equivalents
Cash and cash equivalents totaled $147.2 million at September 30, 2021, compared to $77.1 million at December 31, 2020. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.

Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at September 30, 2021 and December 31, 2020, estimated fair values were $463.1 million and $253.9 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at September 30, 2021 and December 31, 2020. AFS securities are evaluated quarterly to determine whether a decline in their value is other than temporarily impaired ("OTTI"). No OTTI charge was recorded for the periods reported.
Gross unrealized losses at September 30, 2021 and December 31, 2020 for AFS securities were $4.2 million and $0.4 million of amortized cost of $456.7 million and $240.0 million, respectively (see Note 2 in consolidated financial statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 73.7% or $336.6 million (amortized cost) of its AFS investment securities, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's investment of $57.2 million (amortized cost) in student loan trusts, which represent 12.5% of the AFS investment portfolio, are 97% U.S. government guaranteed. At September 30, 2021, the Company also had $62.6 million or 13.7% of AFS investments in municipal bonds.
At September 30, 2021 and December 31, 2020, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 7.04 years and 5.09 years and an average duration of 6.54 years and 4.81 years, respectively. At September 30, 2021 and December 31, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.57 years and 6.47 years and an average duration of 6.24 years and 6.14 years, respectively. At September 30, 2021 and December 31, 2020, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 9.37 years and 9.81 years and an average duration of 8.29 years and 8.53 years, respectively.
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at September 30, 2021 and December 31, 2020 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2021		December 31, 2020
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$422,682	AAA	$220,757
AA	33,739	AA	25,059
A	243	A	289
Total	$456,664	Total	$246,105

Loan Portfolio and U.S. SBA PPP Loans
At September 30, 2021, net loans, which include portfolio loans and U.S. SBA PPP loans, decreased 2.0% annualized or $24.4 million from December 31, 2020. Net portfolio loans increased $28.7 million and net U.S. SBA PPP loans decreased $53.2 million for the comparable period ends. The commercial real estate and residential rental portfolios increased in total during the first nine months of 2021, while increasing slightly as a percentage of gross portfolio loans. The Company’s loan pipeline was $192.0 million at September 30, 2021 compared to $134.0 million at December 31, 2020.
The following is a breakdown of the Company’s loan portfolio at September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	%	December 31, 2020	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,088,636	71.02%	$1,049,147	69.75%	$39,489	5.0%
Residential first mortgages	96,835	6.32%	133,779	8.89%	(36,944)	(36.8)%
Residential rentals	172,082	11.22%	139,059	9.24%	33,023	31.7%
Construction and land development	37,139	2.42%	37,520	2.49%	(381)	(1.4)%
Home equity and second mortgages	26,518	1.73%	29,129	1.94%	(2,611)	(12.0)%
Commercial loans	48,327	3.15%	52,921	3.52%	(4,594)	(11.6)%
Consumer loans	2,168	0.14%	1,027	0.07%	1,141	148.1%
Commercial equipment	61,346	4.00%	61,693	4.10%	(347)	(0.8)%
Gross portfolio loans	1,533,051	100.00%	1,504,275	100.00%	28,776	2.6%
Net deferred costs	365	0.01%	1,264	0.08%	(899)	(94.8)%
Allowance for loan losses	(18,579)	(1.21)%	(19,424)	(1.29)%	845	(5.8)%
	(18,214)		(18,160)		(54)	0.4%
Net portfolio loans	1,514,837		1,486,115		28,722	2.6%

Gross U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	56,424		$110,320		(53,896)	(65.1)%
Net deferred fees	(1,617)		(2,360)		743	(42.0)%
Net U.S. SBA PPP Loans	54,807		107,960		(53,153)	(65.7)%
Total net loans	$1,569,644		$1,594,075		$(24,431)	(2.0)%

Gross Loans	$1,589,475		$1,614,595		$(25,120)	(2.1)%
Loan Concentrations
At September 30, 2021 and December 31, 2020, commercial loans, including residential rentals, represented 89.4% and 86.6%, respectively, of gross portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at September 30, 2021 and December 31, 2020 were $776.0 million or 325.1% and $695.8 million or 316.1%, respectively. Construction loans as a percentage of risk-based capital at September 30, 2021 and December 31, 2020 were $123.6 million or 51.8% and $139.2 million or 63.2%, respectively.

Asset Quality
The following tables show asset quality ratios at September 30, 2021 and December 31, 2020.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020	$ Change	% Change
ASSET QUALITY
Total assets	$2,278,692	$2,026,439	$252,253	12.4%
Gross portfolio loans(1)	1,533,051	1,504,275	28,776	1.9
Classified Assets	6,663	22,358	(15,695)	(70.2)
Allowance for loan losses	18,579	19,424	(845)	(4.4)

Past due loans - 31 to 89 days	189	179	10	5.6
Past due loans >=90 days	1,400	11,965	(10,565)	(88.3)
Total past due (delinquency) loans	1,589	12,144	(10,555)	(86.9)

Non-accrual loans(2)	5,160	18,222	(13,062)	(71.7)
Accruing troubled debt restructures (TDRs)(3)	455	572	(117)	(20.5)
Other real estate owned (OREO)	1,536	3,109	(1,573)	(50.6)
Non-accrual loans, OREO and TDRs	$7,151	$21,903	$(14,752)	(67.4)%

ASSET QUALITY RATIOS(4)
Classified assets to total assets	0.29%	1.10%
Classified assets to risk-based capital	2.75	9.61
Allowance for loan losses to total loans	1.21	1.29
Allowance for loan losses to non-accrual loans	360.06	106.60
Past due loans - 31 to 89 days to total loans	0.01	0.01
Past due loans >=90 days to total loans	0.09	0.80
Total past due (delinquency) to total loans	0.10	0.81
Non-accrual loans to total loans	0.34	1.21
Non-accrual loans and TDRs to total loans	0.37	1.25
Non-accrual loans and OREO to total assets	0.29	1.05
Non-accrual loans and OREO to total loans and OREO	0.44	1.42
Non-accrual loans, OREO and TDRs to total assets	0.31	1.08
____________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.
(2)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer. Non-accrual loans can include loans that are current with all loan payments. At September 30, 2021 and December 31, 2020, the Company had current non-accrual loans of $3.8 million and $6.3 million, respectively.
(3)At September 30, 2021 and December 31, 2020, the Bank had total TDRs of $0.5 million and $2.1 million, respectively, with $0 and $1.5 million, respectively, in non-accrual status. These loans are classified as non-accrual loans for the calculation of financial ratios.
(4)Asset quality ratios are calculated using total portfolio loans. Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.

Allowance for Loan Losses ("ALLL") and Provision for Loan Losses ("PLL")
Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to overall loss experience; current economic conditions; size, growth and composition of the loan portfolio; financial condition of the borrowers; current appraised values of underlying collateral and other factors that, in management’s judgment, warrant recognition in determining an adequate allowance. Improvements to baseline charge-off factors for the periods used to evaluate the adequacy of the allowance as well as improvements in some qualitative factors, such as improvements in classified assets were offset by deterioration in other qualitative factors. Although year to date 2021 charge-offs were comparable to the prior year, charge-off activity for the periods used to evaluate the allowance remained low. The specific allowance is based on management’s estimate of realizable value for particular loans. Management believes that the specific and general components of the allowance are adequate. The following is a summary roll-forward of the allowance and a breakdown of the Company’s general and specific allowances as a percentage of gross loans at and for the three and nine months ended September 30, 2021 and 2020 and year ended December 31, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
(dollars in thousands)	2021	2020	2021	2020	December 31, 2020
Beginning of period	$18,516	$16,318	$19,424	$10,942	$10,942

Charge-offs	(491)	(65)	(2,037)	(2,328)	(2,358)
Recoveries	554	76	606	115	140
Net charge-offs	63	11	(1,431)	(2,213)	(2,218)

Provision for loan losses	—	2,500	534	10,100	10,700
End of period	$18,579	$18,829	$18,527	$18,829	$19,424

Net charge-offs to average loans (annualized)	0.02%	—%	(0.38)%	(0.61)%	(0.61)%
Breakdown of general and specific allowance as a percentage of gross loans

	September 30, 2021	December 31, 2020
General allowance	$18,204	$18,068
Specific allowance	323	1,356
Total allowance to non-acquired loans	18,527	19,424
PCI loans	52	—
Total allowance to gross portfolio loans with PCI loans	$18,579	$19,424

General allowance	1.19%	1.20%
Specific allowance	0.02%	0.09%
Total allowance to gross portfolio loans(1)	1.21%	1.29%
Total allowance to gross portfolio loans with PCI loans(2)	1.21%	—%
Allowance to non-acquired gross loans	1.25%	1.35%

Total acquired loans	$50,486	$60,977
Non-acquired loans(3)	$1,482,565	$1,443,298
Gross portfolio loans	$1,533,051	$1,504,275
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

The Company's allowance reflects the continued economic uncertainty from the COVID-19 pandemic. The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. ALLL levels decreased to 1.21% of portfolio loans at September 30, 2021 compared to 1.29% at December 31, 2020. At September 30, 2021, the Company's ALLL decreased $0.9 million or 4.6% to $18.5 million at September 30, 2021 from $19.4 million at December 31, 2020.
The Company recorded $0.6 million of PLL for the nine months ended September 30, 2021 compared to $10.1 million for the nine months ended months ended September 30, 2020. Net charge-offs also decreased for the comparable periods from $2.2 million in the first nine months of 2020 to $1.4 million for the nine months ended September 30, 2021. During the three months ended September 30, 2021, net recoveries of $0.1 million included recoveries of $0.6 million partially offset by charge-offs of $0.5 million on two non-accrual relationships totaling $7.8 million that were resolved in the third quarter through a loan sale and a payoff.
The Company's general allowance increased from $18.1 million at December 31, 2020 to $18.2 million at September 30, 2021. The stability in the general allowance was primarily due to improvements in some qualitative factors partially offset by 2021 growth in the higher risk commercial real estate portfolio. During the first quarter of 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $191,000. In the third quarter of 2021, the Bank resolved $7.8 million of non-accrual loans through $0.5 million in charge-offs that resulted in a loan sale and a payoff. The Company's resolution of these impaired loans decreased the specific reserve, improved asset quality and improved several ALLL qualitative factors.
Gross U.S. SBA PPP loans at September 30, 2021 totaled $56.4 million and 345 loans, a decrease of $53.9 million compared to December 31, 2020. No credit issues are anticipated with U.S. SBA PPP loans as they are guaranteed by the SBA and the Bank's allowance for loan loss does not include an allowance for U.S. SBA PPP loans.
Management believes that loans included in the COVID-19 deferral program in 2020 and 2021 are more likely to default in the future and that the identification and resolution of problem credits could be delayed. In our evaluation of current and previously deferred loans, we considered the length of the deferral period, the type and amount of collateral and customer industries. Consistent with regulatory guidance, if new information during the deferral period indicates that there is evidence of default, the Bank may change the classification rating (e.g., change from passing credit to substandard) and accrual status (e.g., change from accrual to non-accrual status) as deemed appropriate. As of September 30, 2021, $3.4 million or 0.2% of gross portfolio loans had deferral agreements, a decrease of $32.0 million from the $35.4 million or 2.4% of gross portfolio loans at December 31, 2020. As of September 30, 2021 and December 31, 2020, there were $1.0 million and $3.4 million of COVID-19 deferred loans deemed to be non-accrual and substandard based on reviews.
Below are schedules that provide information on COVID-19 deferred loans as of September 30, 2021:

COVID-19 Deferred Loans	(Unaudited)
	September 30, 2021			Accrual Loans		Non-Accrual Loans
(dollars in thousands)	Loan Balances	% of Deferred Loans	% of Gross Portfolio Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans
Commercial real estate	$3,422	100.00%	0.22%	$2,469	2	$954	1
Total	$3,422	100.00%	0.22%	$2,469	2	$954	1

COVID-19 Deferred Loans - Next Payment Due by Month	(Unaudited)
(dollars in thousands)	Loan Balances	%	Number of Loans
December-21	$3,422	100.00%	3
Total	$3,422	100.00%	3

COVID-19 Deferred Loans by NAICS Industry	(Unaudited)
(dollars in thousands)	September 30, 2021	Number of Loans
Arts, Entertainment, and Recreation	$3,422	3
Total	$3,422	3
Management believes that the allowance is adequate at September 30, 2021.

Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $51,000 and did not increase in the first nine months of 2021. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Classified Assets and Special Mention Assets
Classified assets decreased $15.7 million from $22.4 million at December 31, 2020 to $6.7 million at September 30, 2021. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans is an important input into the Company's allowance methodology. Risk ratings are expected to be an important indicator in assessing ongoing credit risks of loans that are presently or were for a period of time COVID-19 deferred loans. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020, 2019, 2018, and 2017, respectively:

	As of
(dollars in thousands)	9/30/2021	6/30/2021	3/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017
Classified loans
Substandard	$5,127	$13,382	$13,816	$19,249	$26,863	$32,226	$40,306
Doubtful	—	—	—	—	—	—	—
Total classified loans	5,127	13,382	13,816	19,249	26,863	32,226	40,306
Special mention loans	780	4,524	7,769	7,672	—	—	96
Total classified and special mention loans	5,907	17,906	21,585	26,921	26,863	32,226	40,402

Classified loans	5,127	13,382	13,816	19,249	26,863	32,226	40,306
Classified securities	—	—	—	—	—	482	651
Other real estate owned	1,536	1,536	2,329	3,109	7,773	8,111	9,341
Total classified assets	$6,663	$14,918	$16,145	$22,358	$34,636	$40,819	$50,298

Total classified assets as a percentage of total assets	0.29%	0.68%	0.75%	1.10%	1.93%	2.42%	3.58%
Total classified assets as a percentage of Risk Based Capital	2.75%	6.24%	6.81%	9.61%	16.21%	21.54%	32.10%
Asset quality has continued to improve in 2021 with the resolution of $16.9 million in non-accrual and impaired loans through loan sales and negotiated payoffs. Management remains committed to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe. During the first nine months of 2021 classified loans decreased $14.1 million from $19.2 million at December 31, 2020 to $5.1 million at September 30, 2021.
Non-Performing Assets
Non-performing assets, which consist of OREO, non-accrual loans and TDRs, decreased $14.8 million from $21.9 million at December 31, 2020 to $7.2 million at September 30, 2021.
OREO decreased from December 31, 2020 to September 30, 2021. There were no additions to OREO during the nine months ended September 30, 2021. See Note 5 in the financial statements for an analysis of OREO activity for the nine-month periods ended September 30, 2021 and 2020 and the year ended December 31, 2020. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs.

Non-accrual loans decreased $13.1 million from $18.2 million at December 31, 2020 to $5.2 million at September 30, 2021. The decrease in non-accrual loans during the first nine months of 2021 was largely the result of the March 2021 and August 2021 sales and negotiated payoffs of several substandard classified relationships. Non-accrual loans of $3.8 million (73%) were current with all payments of principal and interest with specific reserves of $32,000 at September 30, 2021. Delinquent non-accrual loans were $1.4 million (27%) with specific reserves of $0.3 million at September 30, 2021.
Non-accrual loans and OREO to total gross portfolio loans and OREO decreased 98 basis points from 1.42% at December 31, 2020 to 0.44% at September 30, 2021. Non-accrual loans, OREO and TDRs to total assets decreased 77 basis points from 1.08% at December 31, 2020 to 0.31% at September 30, 2021.
Loan delinquency (90 days or greater delinquent and 31-89 days delinquent) decreased $10.6 million from $12.1 million or 0.81% of portfolio loans, at December 31, 2020 to $1.6 million, or 0.10% of portfolio loans, at September 30, 2021. Early-stage delinquency (31-89 days delinquent) remained flat at $0.2 million at December 31, 2020 and at September 30, 2021.

LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest-bearing deposits	$432,606	$362,079	$70,527	19.5%
Interest-bearing deposits	1,572,001	1,383,523	188,478	13.6%
Total deposits	2,004,607	1,745,602	259,005	14.8%
Long-term debt	12,249	27,302	(15,053)	(55.1)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,496	19,526	(30)	—%
Lease liabilities - operating leases	6,418	8,088	(1,670)	(20.6)%
Accrued expenses and other liabilities	19,794	15,908	3,886	24.4%
Total Liabilities	$2,074,564	$1,828,426	$246,138	13.5%
Funding
The Bank uses retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $1,996.6 million or 99.0% of funding at September 30, 2021 compared to $1,737.6 million or 98.0% of funding at December 31, 2020. Wholesale funding, which consists of FHLB advances and brokered deposits, was $20.3 million or 1.0% of funding at September 30, 2021 compared to $35.3 million or 2.0% of funding at December 31, 2020.
The Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at September 30, 2021 and December 31, 2020.
The following is a breakdown of the Company’s deposit portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$432,606	21.58%	$362,079	20.74%
Interest-bearing:
Demand	764,482	38.14%	590,159	33.81%
Money market deposits	355,582	17.74%	340,725	19.52%
Savings	112,282	5.60%	98,783	5.66%
Certificates of deposit	339,655	16.94%	353,856	20.27%
Total interest-bearing	1,572,001	78.42%	1,383,523	79.26%

Total Deposits	$2,004,607	100.00%	$1,745,602	100.00%

Transaction accounts	$1,664,952	83.06%	$1,391,746	79.73%
Total deposits increased $259.0 million or 14.84% (19.8% annualized) at September 30, 2021 compared to December 31, 2020. The increase consisted of a $273.2 million increase to transaction deposits partially offset by a $14.2 million decrease to time deposits. In the first nine months of 2021, transaction deposits increased due to new customer acquisitions as well as lower levels of consumer and business spending related to the COVID-19 pandemic. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.

For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at September 30, 2021 were $62.2 million compared to zero at December 31, 2020. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.
STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Common Stock at par of $0.01	$57	$59	$(2)	(3.39)%
Additional paid in capital	96,649	95,965	684	0.71%
Retained earnings	107,890	97,944	9,946	10.15%
Accumulated other comprehensive (loss) income	(9)	4,504	(4,513)	(100.20)%
Unearned ESOP shares	(459)	(459)	—	—%
Total Stockholders’ Equity	$204,128	$198,013	$6,115	3.09%
Total stockholders’ equity increased primarily due to net income of $19.1 million, partially offset by an increase in accumulated other comprehensive loss of $4.5 million due to a reduction in unrealized gains in the investment portfolio, repurchases of common stock of $6.7 million and common dividends paid of $2.4 million.
The Company had a book value per common share of $35.66 and $33.54 at September 30, 2021 and December 31, 2020, respectively. Tangible book value at September 30, 2021 and December 31, 2020 were $33.57 and $31.45. The Company's common equity to assets ratio decreased to 8.96% at September 30, 2021 from 9.77% at December 31, 2020. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 8.48% at September 30, 2021 from 9.22% at December 31, 2020 (see Non-GAAP reconciliation schedules). The decrease in the TCE ratio was due to repurchases of 190,587 shares of Company's common stock during the first nine months of 2021 and significant increases in cash and investments.
U.S. SBA PPP loans are excluded from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at September 30, 2021 with a Tier 1 capital to average assets ("leverage ratio") of 9.41% at September 30, 2021 compared to 9.56% at December 31, 2020.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2021, and December 31, 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the consolidated financial statements.
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
At September 30, 2021 and December 31, 2020, the Bank had $80.2 million and $66.5 million, respectively, in loan commitments outstanding. In addition, at September 30, 2021 and December 31, 2020, the Bank had $22.3 million and $20.0 million, respectively, in letters of credit and approximately $237.1 million and $225.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of September 30, 2021 and December 31, 2020 totaled $272.8 million, or 80.3% and $266.1 million, or 75.2%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management monitors customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.
At September 30, 2021, the Company had on-balance sheet liquidity of $147.2 million in cash and cash equivalents. At September 30, 2021, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $515.2 million at September 30, 2021.

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
The Company’s net loan to deposit ratio decreased from 91.3% at December 31, 2020 and to 78.3% at September 30, 2021. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and limit the use of wholesale funding.
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
During the nine months ended September 30, 2021, all financing activities provided $234.9 million in cash compared to $325.5 million in cash for the same period in 2020. Cash from financing activities decreased $90.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in long term borrowings of $102.9 million, decreased deposit growth of $8.8 million and the repurchase of common stock of $6.7 million, partially offset by a decrease in subordinated debt activities of $23.0 million.
During the nine months ended September 30, 2021 all investing activities used $195.2 million in cash compared to $190.2 million in cash used for the same period in 2020. The increase in cash used was primarily the result of cash used for purchases of investment securities partially offset by a decrease in cash used for loan activities. Cash used for loan activities decreased $186.0 million from $176.4 million, for the nine months ended September 30, 2020 to $9.6 million of cash provided for the nine months ended September 30, 2021 primarily due to decreased PPP originations in 2021 compared to the prior year comparable period. Cash used for the purchase of investment securities increased $158.4 million from $107.4 million for the nine months ended September 30, 2020 to $265.7 million for the nine months ended September 30, 2021. Cash used decreased $41.9 million as total proceeds from the sales and principal payments of securities for the nine months ended September 30, 2021 decreased over the prior year comparable period.
Operating activities provided cash of $30.5 million, or $10.5 million more cash, for the nine months ended September 30, 2021, compared to $20.0 million of cash provided for the same period of 2020.
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
At September 30, 2021 and December 31, 2020, the Company did not exceed any sensitivity limits for change in NII. In the third quarter of 2021 the change in EVE exceeded policy guidelines due to the historically low interest rate environment. The Company has determined that due to the level of market rates at September 30, 2021, interest rate shocks of -100, -200, -300 and -400 basis points are not informative.
Estimated changes for NII over a twelve-month period for parallel rate shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

September 30, 2021	(1.28)%	(0.60)%	(1.17)%
June 30, 2021	1.69%	0.82%	(1.09)%
March 31, 2021	(0.89)%	(0.53)%	(1.02)%
December 31, 2020	(1.28)%	(0.23)%	(1.17)%
The below schedule details the estimated changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

September 30, 2021	27.10%	16.77%	(29.34)%
June 30, 2021	32.17%	19.50%	(32.54)%
March 31, 2021	28.56%	17.31%	(28.84)%
December 31, 2020	52.00%	32.00%	(47.00)%

ITEM 4 – CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. As of September 30, 2021, 200,550 shares were purchased at a total cost of approximately $7.0 million or an average of $34.81 per share under the 2020 repurchase plan, which completed the usage of the proceeds the Company allocated from its October 2020 $20.0 million subordinated debt offering toward share repurchases under the 2020 repurchase plan. The Company will continue to evaluate the use of additional capital management strategies to enhance overall shareholder value, including repurchasing some or all of the 99,450 shares remaining under the 2020 repurchase plan. Any further plans to resume repurchases under the 2020 repurchase plan will be publicly announced. The following schedule shows the repurchases during the three months ended September 30, 2021.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	71,196	$35.63	71,196	99,725
August 1-31, 2021	275	$37.78	275	99,450
September 1-30, 2021	—	$—	—	99,450
Total	71,471	$35.64	71,471	99,450
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

3.1	Amended and Restated Bylaws of The Community Financial Corporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 27, 2021).
10.1*	Amendment No. 4 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2021).
31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
*Management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: November 8, 2021	By:	/s/ William J. Pasenelli
William J. Pasenelli
Chief Executive Officer

Date: November 8, 2021	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer