Form 10-K
period 2021-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2022-03-03
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $178.7 million based on the closing price $34.50 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.
The number of shares of Registrant's Common Stock outstanding as of February 28, 2022 was 5,689,405.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “is optimistic”, “believe,” “expect,” “anticipate,” “estimate” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation, those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, and any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaken or that we undertake in the future; plans and cost savings regarding branch closings or consolidation; projections related to certain financial metrics; expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein.
Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations, the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates) the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future; may or may not be realized within the expected time frames; changes in the Company's or the Bank's strategy, costs or difficulties related to integration matters might be greater than expected availability of and costs associated with obtaining adequate and timely sources of liquidity; the ability to maintain credit quality; general economic trends; changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate value and the real estate market; regulatory changes; the impact of government shutdowns or sequestration; the possibility of unforeseen events affecting the industry generally; the uncertainties associated with newly developed or acquired operations; the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; market disruptions and other effects of terrorist activities; and the matters described in “Item 1A Risk Factors” in this Annual Report on Form 10-K for the Year Ended December 31, 2021, and in the Company’s other Reports filed with the Securities and Exchange Commission (the “SEC”).
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
The Company’s income is primarily earned from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits. One of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread. In addition to earning interest on our loans and investments, we earn income through fees and other charges.
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
The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the States of Maryland and Virginia and applicable federal regulations, including the acceptance of deposits, and the origination of loans. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary regulator.
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
Competition
The Bank faces strong competition for deposits and loans primarily from other banks and credit unions located in its market area. There are more than 20 FDIC-insured depository institutions as well as several large credit unions operating in the Bank’s footprint including several large regional and national banks. The Bank also faces significant competition for deposits from mutual funds, brokerage firms, online Banks, and other financial service companies. The Bank competes for loans by providing competitive rates, flexible terms and personal service, including customer access to senior decision makers. It competes for deposits by offering depositors a variety of account types, convenient office locations and competitive rates. Other services offered include tax deferred retirement programs, brokerage services through an affiliation with Community Wealth Advisors, cash management services and safe deposit boxes. The Bank has used personal solicitation of lending and deposit employees, advertising, social media and community outreach to increase its market share of deposits, loans and other services in its market area. It provides ongoing training for its staff to provide high-quality service.
Economy
Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including the Bank. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in our market areas.
The local economy strengthened and expanded in 2019 and in early 2020. Economic improvement had resulted in many positive economic trends such as low unemployment, high consumer confidence, increased housing development and stable housing prices. Beginning in the second quarter of 2020, and for the balance of that year, the COVID-19 pandemic created uncertainty around sustainable employment, the effects of a remote workplace, the impact of government stimulus, wage growth and the strength of the dollar. Financial markets have reacted with increased volatility caused by heightened uncertainty. In 2021, commercial activity and GDP growth have been and continue to be constrained. The Company's results of operations and financial condition have been impacted by the COVID-19 pandemic and the impact of the pandemic could adversely affect the Company's future performance.
In response to the likely effects on the economy of the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25% during 2020. The sharp decline in interest rates in 2020 not only reduced interest income on floating-rate commercial loans and liquid interest-earning assets, but also reduced competitive pressures and depositor expectations concerning deposit interest rates. In 2021, due to interest-earning asset rates and repricing declining at a faster rate than interest-bearing liabilities and an increase in the average balance of lower yielding investments, the Company's net interest margin decreased from 3.36% for the year ended December 31, 2020 to 3.34% for the year ended December 31, 2021.
Prior to the COVID-19 pandemic and currently, the region’s unemployment rate has remained below the national average. The presence of federal government agencies, as well as significant government facilities, and the related private sector support for these entities, has led to lower unemployment compared to the nation as a whole. These facilities directly employ thousands of local employees and serve as an important player in the region’s overall economic health. In addition, the Bank’s proximity to Washington DC, Annapolis, Northern Virginia and Prince George County has provided the Bank with additional loan and deposit opportunities. These opportunities have positively impacted the Bank’s organic growth.
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

Lending Activities
General
The Bank offers a variety of commercial and consumer loans. The Bank’s lending activities include commercial real estate loans, loans secured by residential rental property, construction loans, land acquisition and development loans, equipment financing, commercial and consumer loans. Most of the Bank’s customers are residents of or businesses located in the Bank’s market area. The Bank’s primary targets for commercial loans consist of small and medium-sized businesses as well as not-for-profits in Southern Maryland, the Annapolis and Prince George's County areas of Maryland and the greater Fredericksburg area of Virginia. The Bank’s target customers for consumer loans are people who live or work in these areas. For a description of the risk characteristics of the Bank's loan portfolio segments refer to Note 3 of the Consolidated Financial Statements.
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
Commercial real estate loans are secured by real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index, London Interbank Offered Rate ("LIBOR") or other indices. The Company plans to begin transitioning loans referenced to LIBOR to the Secured Overnight Financing Rate ("SOFR") during 2022. The great majority of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area.
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
Residential First Mortgage Loans
Residential first mortgage loans are long-term loans, amortized on a monthly or bi-weekly basis, with principal and interest due each payment. These loans are secured by owner-occupied single-family homes. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. Residential real estate loans typically remain outstanding for significantly shorter time periods than their contractual terms. Borrowers may refinance or prepay loans at their option, without penalty.
Residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 50 loans with private mortgage insurance at December 31, 2021 and 2020. All improved real estate that serves as security for a loan made by the Bank must be insured.
Longer-term fixed-rate and adjustable-rate residential mortgage loans are subject to interest-rate risk due to their long-term nature and limitations on interest rate adjustments. Adjustable mortgages are generally adjustable on one-, three-, five-, and seven-year terms with limitations on upward adjustments per re-pricing period and an upward cap over the life of the loan. The risk of default on adjustable-rate mortgage loans may increase during periods of rising interest rates due to the increasing interest costs to the borrower.
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
Construction and Land Development Loans
The Bank offers loans to home builders for the construction of residential dwellings. These loans are secured by the real estate under construction as well as by guarantees of the principals involved. Draws are made upon satisfactory completion of predefined stages of construction. The Bank will typically lend up to 80% of the lower of appraised value or the contract purchase price of the homes to be constructed. In addition, the Bank offers loans to acquire and develop land, as well as loans on undeveloped, subdivided lots for home building by individuals. Bank policy requires that zoning and permits must be in place prior to making development loans. The Bank typically lends up to the lower of 75% of the appraised value or cost. The Bank’s ability to originate residential construction and development loans is heavily dependent on the continued demand for single-family housing in the Bank’s market area.
The Bank’s investment in these loans has declined in recent years as the Bank has deemphasized this product line.
Construction and Land Development loans are dependent on the successful completion of the underlying project or the borrowers guarantee to repay the loan. As such, they are subject to the risks of the project including changing prices and interest rates.
Home Equity and Second Mortgage Loans
The Bank has a portfolio of home equity and second mortgage loans. Home equity loans are lines of credit and have terms of up to 20 years, variable rates based on Wall Street Journal prime rate, and require an 80% or 90% loan-to-value ratio (including any prior liens). Second mortgage loans are fixed or variable-rate loans that have original terms between five and 15 years. These products contain a higher risk of default than residential first mortgages as in the event of foreclosure, the first mortgage must be paid off prior to collection of the second mortgage.
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
Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit and credit card loans. Consumer loans entail greater risk from other loan types due to being secured by rapidly depreciating assets or the reliance on the borrower’s continuing financial stability.
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
Small Business Administration Payment Protection Program ("SBA PPP")
The U.S. SBA PPP loan was created to address economic hardships resulting from the COVID-19 pandemic. U.S. SBA PPP loans carry a two-or five-year term at a 1% annual interest rate until the loan is either forgiven or paid and are fully guaranteed by the Small Business Administration. The Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes all PPP loans were underwritten in accordance with the program's guidelines. The U.S. SBA PPP guidelines indicate that lenders may rely on certifications of the borrower in order to determine eligibility and to rely on specified documents provided by the borrower to determine qualifying loan amount and eligibility for forgiveness. The guidelines further specify that lenders will be held harmless for a borrowers’ failure to comply with program criteria.
Loan Originations, Purchases and Sales
The Bank solicits loan applications through marketing by commercial loan officers, its branch network, and referrals from customers. Loans are processed and approved according to Bank guidelines. Loan processing functions are generally centralized except for small consumer loans.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). The Company sold $5.2 million of residential mortgage loans under this program for the year ended December 31, 2021 compared to none in the year ended December 31, 2020.
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
All loans and loan relationships that exceed the Bank’s in-house lending limit are required to be approved by at least three (3) members of the Bank’s Credit Risk Committee ("CRC"). In addition, the Board of Directors or the CRC approve all loans required to be approved by regulation, such as Regulation O loans or commercial loans to employees. The in-house lending guideline is approved by the Board and is less than the Bank’s legal lending limit.
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
Loans to One Borrower
Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 100% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $23.6 million to any one borrower at December 31, 2021. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $36.8 million to any one borrower at December 31, 2021. At December 31, 2021, the largest amount outstanding and committed to any one borrower and borrower’s related interests was $27.5 million.
Loan Commitments
The Bank negotiates standby commitments for the construction and purchase of real estate. It has been the Bank’s experience that few commitments expire unfunded. Refer to Note 18 "Commitments and Contingencies" in the consolidated financial statements for more information.
Maturity of Loan Portfolio
See Management's Discussion and Analysis ("MD&A") for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2021.
Asset Classification
Federal regulations require use of an internal asset classification system to report on asset quality. We use an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories but possess weaknesses are required to be designated “special mention.”
Assets classified as “substandard” or “doubtful,” require a specific valuation allowance for loan losses be established in an amount deemed prudent by management. Assets classified as “loss,” require either a specific allowance or charge-off for losses equal to 100% of the amount of the asset. For additional information regarding the Company's credit quality indicators and risk grading scale refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in the MD&A.
Delinquencies
The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted, and payment is requested. If the delinquency continues, efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2021 and 2020, respectively, refer to Note 3 in the Consolidated Financial Statements.
Impaired Loans
A loan is considered impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank individually evaluates substandard classified loans to determine whether a loan is impaired. Classified doubtful and loss loans, loans delinquent 90 days or greater, non-accrual loans and troubled debt restructures (“TDRs”) are generally considered impaired. For additional information regarding the Company's impairment methodology as well as the allowance for loans losses refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in the MD&A under Critical Accounting Policies and Asset Quality.
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
The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as AFS and accounted for at fair value. In December 2019, the Company reclassified the HTM investment portfolio to the AFS investment portfolio. The Bank's primary reasons for the reclassification were to better manage interest rate risks and provide additional on-balance sheet liquidity. Management determined that it no longer had the positive intent to hold its investment in securities classified as HTM until maturity and does not intend to hold HTM securities in the future. There were no HTM investments securities at December 31, 2021 and 2020. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see the MD&A and Notes 1 and 2 in the Consolidated Financial Statements.
Deposits and Other Sources of Funds
General
The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from its market area. The Company has lines of credit and brokered deposits available to supplement loan funding and for asset-liability management purposes. Reciprocal deposits are used to maximize FDIC insurance available to our customers. During 2018, revisions to the Federal Deposit Insurance Act determined that reciprocal deposits are core deposits and are not considered brokered deposits unless they exceed 20% of a bank’s liabilities or $5.0 billion.
Deposits
The Bank’s deposit products include savings, money market, demand deposit and time deposit accounts. Products and services for deposit customers include safe deposit boxes, night depositories, cash vaults, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, retail and business mobile banking, remote deposit capture, FDIC insured reciprocal deposits, merchant card services, credit monitoring, investment services, positive pay, payroll services, account reconciliation, bill pay, credit cards and lockbox. The Bank is a member of ACCEL, Master Card, Cirrus, Allpoint and Star ATM networks as well as the Bazing online membership discount program. As of December 31, 2021, the Bank operated 14 automated teller machines which includes two stand-alone locations.
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
Human Capital
Our Mission and Culture
Community Bank’s mission is to exceed the expectations of our community, today and tomorrow. The Bank’s corporate culture is defined by core values which include integrity, accountability, professionalism, diversity, community-focused and communicative. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to the success of the Bank and Company. We believe that relations with our employees are good.
Employee Demographics
As of December 31, 2021, Community Bank employed 191 full and part time employees (186 full time equivalent employees) of which approximately 76% were women. In addition, for those employees identifying as such, approximately 22% of our workforce have diverse ethnic backgrounds. The Bank’s employees were not represented by a collective bargaining agreement.
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
Compensation and Benefits
The Bank’s compensation and benefits package is designed to attract and retain a talented workforce. The Bank’s minimum wage for entry level positions is $15.00 per hour. Beginning in January 2022, the Bank increased it's minimum wage for entry level positions by $2.00 per hour to $17.00 per hour. In addition to salaries, benefits include a 401(k) plan with an employer matching contribution, an employee stock ownership plan, medical insurance benefits, paid short-term and long-term disability and life insurance, flexible spending accounts, tuition reimbursement, wellness benefits, paid time off, family leave and an employee assistance program.
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
Stock Repurchases
A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption. This requirement does not apply to bank holding companies that are “well capitalized,” “well-managed” and are not the subject of any unresolved supervisory issues.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2021, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets). The community bank leverage ratio was 8.5% for calendar year 2021 and 9% thereafter. The Bank has not elected to utilize the community bank leverage ratio alternative reporting framework.

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
Under the FDIC risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors, with less risky institutions paying lower assessments. The initial base assessment rate ranges from three to 30 basis points. The rate schedules automatically adjust when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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
The Bank is required to monitor large deposit relationships and concentration risks in accordance with FDIC policy. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. The FDIC defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits.
Reserve Requirements
The Federal Reserve Board historically required depository institutions to maintain non-interest earning reserves against transaction accounts. However, the Federal Reserve Board reduced the reserve requirement to 0% as of March 26, 2020 for all depository institutions.
Transactions with Affiliates
The Bank, as a state nonmember bank, is limited in the amount of “covered transactions” with any affiliate. Covered transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2021, we had no covered transactions with affiliates.
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
•The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities known as “red flags”; and
•Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

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
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and, as of December 31, 2021, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.
The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:
•reduce the demand for loans and other financial services;
•result in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce the availability and productivity of our employees;
•cause our vendors and counterparties to be unable to meet existing obligations to us;
•negatively impact the business and operations of third-party service providers that perform critical services for our business;
•cause the value of our securities portfolio to decline; and
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.
Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.
Increased credit risk resultant of the COVID-19 pandemic could adversely impact our profitability.
We are exposed to the risk that loans will not be paid timely or at all or that the value of collateral supporting a loan will be insufficient. We are also exposed to risks resulting from changes in economic and industry conditions. Material economic disruption due to the COVID-19 pandemic have caused and may cause our borrowers to have difficulties in repaying their loans. Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the economy.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work with borrowers who are unable to meet their payment obligations because of the effects of COVID-19. We have been working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of COVID-19. Although regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.
Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.
Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of interest income and expense and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, and financial condition.
We may experience losses, additional expense and reputational harm arising out of our origination of PPP loans.
We originated $201.3 million of PPP loans to over 1,532 borrowers. The vast majority of our PPP loans were made to existing borrowers or deposit customers, and we have not recorded an allowance for loan losses on these loans due to the guarantee of the SBA. We may incur losses on some of our PPP loans if the loans are not forgiven, the borrowers default and the SBA does not honor its guarantee due to an error made by us in making the loan. In addition, we may experience reputational harm arising out of our origination of PPP loans due to reports of borrower fraud, concerns about whether small businesses sufficiently benefited from the program, and government administration of the loan forgiveness process. Further, there have been lawsuits against other banks alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans and that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. We may experience additional expense and reputational harm arising out of our origination of PPP loans if we become subject to a similar lawsuit.
Credit Risks
Our increased emphasis on commercial lending may expose us to increased credit risks.
At December 31, 2021 and 2020, our loan portfolio included $1,115.5 million, or 70.7%, and $1,049.1 million, or 69.8%, respectively, of commercial real estate loans, $195.0 million, or 12.4%, and $139.1 million, or 9.2%, respectively, of residential rental loans, $50.6 million, or 3.2% and $52.9 million, or 3.5%, respectively of commercial business loans and $62.5 million, or 4.0% and $61.7 million, or 4.1%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than owner-occupied 1-4 family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to 1-4 family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one commercial loan or credit relationship can expose us to a significantly greater risk of loss compared to a 1-4 family residential mortgage loan. At December 31, 2021 and 2020, $6.5 million, or 86.1% and $16.9 million, or 92.9%, respectively, of our non-accrual loans of $7.6 million and $18.2 million, respectively, consisted of commercial loans.
Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” referred to as the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory inquiry where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. In December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, that indicated the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, the Company’s earnings could be adversely affected. At December 31, 2021, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 331.40% of the Bank’s total risk-based capital. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary.
We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
For the years ended December 31, 2021 and 2020, we recorded a provision for loan losses of $0.6 million and $10.7 million, respectively. We recorded net loan charge-offs of $1.6 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively. Our non-accrual loans, OREO and accruing TDRs totaled $8.1 million, or 0.35% of total assets and $21.9 million, or 1.08% of total assets, respectively, at December 31, 2021 and 2020. Loans that were classified as special mention and substandard were $5.2 million and $26.9 million, respectively, at December 31, 2021 and 2020. We had no loans classified as doubtful or loss at December 31, 2021 and 2020. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.
However, our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. Additionally, our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, could have a material adverse effect on our financial condition and results of operations.
We may experience increased levels of non-performing loans, charge-offs and delinquencies, which would require additional increases in our provision for loan losses.
Credit risks are inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may not mitigate these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
Non-performing and classified assets could take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.
At December 31, 2021 and 2020, our non-accrual loans totaled $7.6 million, or 0.48% of our loan portfolio and $18.2 million, or 1.21% of our loan portfolio, respectively. At December 31, 2021 and 2020, our non-accrual loans, OREO and accruing TDRs totaled $8.1 million, or 0.35% of total assets and $21.9 million, or 1.08% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted, and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

At December 31, 2021 and 2020 our total classified assets were $5.2 million and $22.4 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our ability to focus on opportunistic growth, potentially adversely impacting future profitability.
Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.
At December 31, 2021 and 2020, $91.1 million, or 5.8%, of our total loan portfolio, and $133.8 million, or 8.9%, of our total loan portfolio, respectively, consisted of owner-occupied 1-4 family residential mortgage loans. At December 31, 2021 and 2020, $25.6 million, or 1.6%, of our total loan portfolio and $29.1 million, or 1.9%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. A decline in real estate values in our area could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
Any delays in our ability to foreclose on delinquent mortgage loans may negatively impact our business.
The origination of mortgage loans occurs with the expectation that, if the borrower defaults, the ultimate loss would be mitigated by the value of the collateral that secures the mortgage loan. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. The length of the foreclosure process depends on state law and other factors, such as the volume of foreclosures and actions taken by the borrower to stop the foreclosure. Any delay in the foreclosure process will adversely affect us by increasing the expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.
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
Our marketplace is primarily in the counties of Charles, Calvert, St. Mary’s and Anne Arundel, Maryland and neighboring communities, and the Fredericksburg area of Virginia. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, DC metropolitan area. A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area which contribute to the local economy. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, DC area. Additionally, changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment, a reduction in federal government or military employment or programs or other factors could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance. Declines in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.

Interest Rate Risks
Changes in interest rates could reduce our net interest income and earnings.
Our largest component of earnings is net interest income, which could be negatively affected by changes in interest rates. Changing interest rates impact customer actions and may limit the options available to us to maximize earnings or increase the costs to minimize risk. Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is net interest income divided by average interest-earning assets. Changes in interest rates could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to increase or decrease. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve” or the spread between short-term and long-term interest rates could also reduce our net interest margin. Our procedures for managing exposure to falling net interest income involve modeling possible scenarios of interest rate increases and decreases to interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans.
Changes in market interest rates are affected by many factors, including inflation, unemployment, money supply, fiscal policies of the U.S. government, domestic and international events, and events in U.S. and other financial markets. We attempt to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly and over time based upon competition and local or regional economic factors.
Changes to and replacement of the London InterBank Offered Rate ("LIBOR") Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
We have certain loans, investment securities and debt obligations whose interest rate is indexed to LIBOR. LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.
We have not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to us and the industry.
The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•adversely affect the value of our floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.
In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate these expected costs.
Liquidity Risks
We are subject to liquidity risks.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Core deposits and FHLB advances are our primary source of funding. A significant decrease in core deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.
Our deposit concentrations may subject us to additional liquidity and pricing risk.
Significant variations in deposit concentrations and pricing could have a material adverse effect on our business, financial condition and results of operations. We manage portfolio diversification through our asset/liability committee process. We occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. The aggregate amount of our top 25 deposit relationships were $499.7 million, or 24.7%, of our total assets at December 31, 2020 and $628.0 million, or 27.0% of our total assets at December 31, 2021. The FDIC’s examination policies require that we monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2021, the Bank had two local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $335.6 million which represented 16.3% of total deposits of $2,056.2 million. At December 31, 2020, there were two municipal customer deposit relationships that exceeded 2% of total deposits, totaling $238.8 million which represented 13.7% of total deposits of $1,745.6 million.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our stockholders, pay our obligations and meet our debt service requirements is derived from dividends received from the Bank. Future dividend payments by the Bank to the Company will require generation of earnings by the Bank and are subject to regulatory guidelines. If the Bank is unable to pay dividends to the Company, the Company may not have the resources or cash flow to pay or meet all of its obligations.
Operational Risks
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
As a public company, we are required to maintain effective internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Sarbanes-Oxley requires our management to evaluate our disclosure controls and procedures and our internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal controls. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.
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
The high volume of transactions we process exposes us to significant operational risks.
We rely on our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. A breakdown in our internal control system, improper operation of systems or improper employee actions could result in material financial loss, the imposition of regulatory action, and damage to our reputation.
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
As a financial institution, we are subject to interest rate, credit, liquidity, legal/compliance, market, strategic, operational, and reputational risks. Our enterprise risk management (“ERM”) framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated. For example, economic and market conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations. Furthermore, an ineffective ERM framework, as well as other risk factors, could result in a material increase in our FDIC insurance premiums.
The adoption of flexible work from home arrangements poses a number of operational risks that could adversely affect our business, financial condition and results of operations.
As a result of the COVID-19 pandemic, in March 2020, we transitioned to a remote working environment, with a peak of 30% of employees working remotely. While we have since brought employees back to the office, we have adopted more flexible work arrangements that permit some employees to work from home full or part time. Having employees conduct their daily work in our offices helps to ensure a level of productivity and operational security that may not be achieved when working remotely for an extended period. Remote work arrangements could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure. Over time, remote work arrangements may decrease the ability to maintain our culture, which is integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects and foster a creative environment. As remote work arrangements become more flexible and commonplace, our ability to compete for qualified employees could be challenged. The prevalence of remote work arrangements will expand competition among employers and may put us at a disadvantage if it is unable or unwilling to offer the same level of flexibility. Failure to attract and retain the desired workforce could have a negative effect on our business, financial condition and results of operations.
Risks Related to the Company’s Financial Statements
Changes in accounting standards or interpretation of new or existing standards may affect how the Company report its financial condition and results of operations.
From time to time the Financial Accounting Standards Board and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report the Company’s financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.
The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on financial condition and results of operations.
FASB has adopted an accounting standard that will be effective for the Company’s first fiscal year after December 15, 2022 unless the Company chooses early adoption which the Company elected to do in January 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. The adoption of CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on the Company’s financial condition and results of operations.
We may be adversely affected by changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that could continue to have an impact on the banking industry, borrowers and the market for single family residential and multi-family residential real estate. Changes resultant of this legislation included: lower limits on the deductibility of mortgage interest on single family residential mortgages; the elimination of interest deductions for home equity loans; a limitation on deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. Such changes in the tax laws may have an adverse effect on the market for, and valuation of, single family residential properties and multifamily residential properties, and on the demand for such loans in the future. In addition, these changes may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership or multifamily residential property ownership becomes less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for loan losses. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could have a material adverse effect on our business, financial condition and results of operations.

Additionally, local, state or federal tax authorities may interpret laws and regulations differently from our and challenge tax positions that we have taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties or litigation costs that could have a material adverse effect on our operating results.
Impairment in the carrying value of goodwill and other intangible assets could negatively impact our financial condition and results of operations.
At December 31, 2021, goodwill and other intangible assets totaled $11.9 million. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.
Our accounting estimates, and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate its allowance for loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that we use for determining its allowance for loan losses are inadequate, the allowance may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.
Regulatory Risks
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination as noted in the “Supervision and Regulation” section of this report. The regulation and supervision by the Maryland Commissioner, the Federal Reserve and the FDIC are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which we may conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to us and the Bank are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products we may offer, or affect the competitive balance between banks and other financial institutions. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.
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
Our ability to pay dividends is limited by law.
Our ability to pay dividends is governed by the policies and regulations of the Federal Reserve Board, which prohibits the payment of dividends under certain circumstances dependent on our financial condition and capital adequacy. Our ability to pay dividends is also dependent on the receipt of dividends from the Bank. Federal regulations impose limitations on the payment of dividends and other capital distributions by the Bank. The Bank’s ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the FDIC. Under the Maryland Financial Institutions Code, a Maryland bank (1) may only pay dividends from undivided profits or, with prior regulatory approval, its surplus in excess of 100% of required capital stock and, (2) may not declare dividends on its common stock until its surplus funds equals the amount of required capital stock, or if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings. Without the approval of the FDIC, Bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years.
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
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

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
A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions expansion activities, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
Market Risks
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
Strategic Risks
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
In implementing our strategic plan, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of whole banks or branch locations. The success of any mergers and acquisitions we undertake, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of a transaction may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of a transaction. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the businesses in a manner that permits those cost savings to be realized.
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

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, our market area. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; pandemics; natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as investor, consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Investors could determine not to invest in the Company’s stock due to various climate change related considerations. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the impacts of new laws and regulations or changes in investor, consumer or business behavior.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our headquarters are located in Waldorf, MD. As of December 31, 2021, the Bank operates 11 full services branches. See Note 5, "Premises and Equipment" in the Notes to the Consolidated Financial Statements for additional information.
The net book value of premises, which included land, building and improvements, totaled $19.8 million and $18.8 million, respectively, at December 31, 2021 and 2020.

Branch Location	Address	Description	Owned or Leased
Bryans Road	8010 Matthews Road Bryans Road, MD 20616	Full service branch with drive-thru	Owned
Charlotte Hall	30165 Three Notch Rd Charlotte Hall, MD 20622	Full service branch with drive-thru	Owned
Dunkirk	10321 Southern Maryland Blvd Dunkirk, MD 20754	Full service branch with drive-thru	Leased
Fredericksburg	10 Chatham Heights Road, Suite 104 Fredericksburg, VA 22405	Loan office and operations center	Leased
Fredericksburg - Downtown	425 William Street Fredericksburg, VA 22401	Full service branch with drive-thru	Owned
La Plata	101 Drury Dr La Plata, MD 20646	Full service branch with drive-thru	Owned
La Plata - Downtown	202 Centennial St La Plata, MD 20646	Full service branch with drive-thru and loan office	Owned
Leonardtown	25395 Point Lookout Rd Leonardtown, MD 20650	Full service branch with drive-thru and loan office	Owned
Lexington Park	22730 Three Notch Rd California, MD 20619	Full service branch with drive-thru	Owned
Lusby	11725 Rousby Hall Road Lusby, MD 20657	Full service branch with drive-thru	Land Leased Building Owned
Prince Frederick	200 Market Square Dr Prince Frederick, MD 20678	Full service branch with drive-thru	Land Leased Building Owned
Prince Frederick	995 N Prince Frederick Blvd, Suite 105 Prince Frederick, MD 20678	Loan office	Leased
Waldorf (Main Office)	3035 Leonardtown Rd Waldorf, MD 20601	Full service branch with drive-thru and operations center	Owned
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
Holders
The number of stockholders of record of the Company at February 28, 2022 was 744.
Dividends
During 2021, the Company declared and paid one quarterly dividend of $0.125 per share and three quarters of dividends at $0.150 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter. On November 30, 2021, the Company’s Board of Directors approved a dividend of $0.175 per share, payable during the first quarter of 2022 to shareholders of record as of January 10, 2022.
The Company’s ability to pay dividends is governed by the policies and regulations of the Federal Reserve Board (the “FRB”), which prohibits the payment of dividends under certain circumstances dependent on the Company’s financial condition and capital adequacy. The Company’s ability to pay dividends is also dependent on the receipt of dividends from the Bank. For further discussion of limitations on the Company paying dividends see the discussion above under “Regulation of the Company”.

Federal regulations impose limitations on the payment of dividends and other capital distributions by the Bank. The Bank’s ability to pay dividends is governed by the Maryland Financial Institutions Code and the regulations of the Federal Deposit Insurance Corporation (“FDIC”). For further discussion of limitations on the Bank paying dividends see the discussion above under “Regulation of the Bank”.

Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2016 assuming reinvestment of all dividends paid into the stock or the index.
The graph and table were prepared assuming that $100 was invested on December 31, 2016, in the common stock and the securities included in the indexes.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
The Community Financial Corporation
NASDAQ Bank Index
NASDAQ Capital Market Composite

Source: Bloomberg	Year Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
The Community Financial Corporation	100.00	133.64	103.17	127.53	96.95	146.42
NASDAQ Bank Index	100.00	105.46	88.40	109.95	101.70	145.34
NASDAQ Capital Market Composite	100.00	116.85	98.94	117.67	176.77	160.72
Recent Sales of Unregistered Securities
Not applicable.

Equity Compensation Plans
The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	n/a	n/a	n/a
Purchases of Equity Securities by the Issuer
On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. The Company may repurchase the 99,450 shares remaining under the October 2020 stock repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. During 2021, the Company repurchased 199,324 shares at an average price of $35.35 per share. The 2020 repurchase plan will continue until it is completed or terminated by the Company’s Board of Directors. As of December 31, 2021, 90,713 shares were available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended December 31, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	—	$—	—	99,450
November 1-30, 2021	—	—	—	99,450
December 1-31, 2021	8,737	38.34	8,737	90,713
Total	8,737	$38.34	8,737	90,713
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for loan losses, goodwill impairment, and the valuation of deferred tax assets to be critical accounting policies.
The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and the general practices of the United States banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported~~.~~
Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When these sources are not available, management makes estimates based upon what it considers to be the best available information.
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that exist in the loan portfolio. The allowance is based on two principles of accounting: (1) FASB ASC Topic 450 “Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (2) FASB ASC 310 “Receivables,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows or values observable in the secondary markets.
The allowance for loan losses is an estimate based upon management’s evaluation of the loan portfolio. The allowance includes a specific and a general component. The specific component consists of management’s evaluation of impaired loans. Impairment is measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.
Management uses a risk scale to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. All commercial loan relationships are graded at inceptions and at a minimum annually. Prior to and at December 31, 2020, only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater were risk rated. Residential first mortgages, home equity and second mortgages and consumer loans are monitored on an ongoing basis based on borrower payment history. Consumer loans and residential real estate loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are troubled debt restructures or nonperforming loans with an Other Assets Especially Mentioned or higher risk rating due to a delinquent payment history.
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
Management concluded that goodwill was not impaired as of the measurement date. Management performed an annual analysis during the fourth quarter of 2020, as there were no changes in the Company's financial statements or operations that would indicate that it was more likely than not that goodwill was impaired subsequent to the measurement date, management concluded that goodwill was not impaired as of December 31, 2020.
During the year ended December 31, 2021, the banking industry and the Company's stock price rebounded from the prior year's impact of the COVID-19 pandemic. As there were no triggering events in 2021, no interim goodwill impairment tests were required and management performed an annual analysis during the fourth quarter of 2021. As of December 31, 2021, management concluded that goodwill was not impaired as there were no market or financial conditions that would indicate that it was more likely than not that goodwill was impaired.
It is possible that the Company's goodwill could become impaired in future periods due to a sustained decline in the Company's stock price or other financial or qualitative measures. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings in that quarter. Such a charge would have no impact on tangible capital or regulatory capital.
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
The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment and are based on the best information available at the time. The Company operates within federal and state taxing jurisdictions and is subject to audit in these jurisdictions.
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

	For the Year Ended
(dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Total assets	$2,327,306	$2,026,439
Less: intangible assets
Goodwill	10,835	10,835
Core deposit intangible	1,032	1,527
Total intangible assets	11,867	12,362
Tangible assets	$2,315,439	$2,014,077

Total common equity	$208,133	$198,013
Less: intangible assets	11,867	12,362
Tangible common equity	$196,266	$185,651

Common shares outstanding at end of period	5,718,528	5,903,613

GAAP common equity to assets	8.94%	9.77%
Non-GAAP tangible common equity to tangible assets	8.48%	9.22%

GAAP common book value per share	$36.40	$33.54
Non-GAAP tangible common book value per share	$34.32	$31.45

RECONCILIATION OF GAAP AND NON-GAAP MEASURES
Return on Average Common Equity ("ROACE")
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	For the Year Ended
(dollars in thousands)	December 31, 2021	December 31, 2020

Net income (as reported)	$25,886	$16,136

ROACE	12.65%	8.46%

Average equity	$204,643	$190,720
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

	For the Year Ended
(dollars in thousands)	December 31, 2021	December 31, 2020
Net income (as reported)	$25,886	$16,136
Core deposit intangible amortization (net of tax)	370	462
Net earnings applicable to common shareholders	$26,256	$16,598

ROATCE	13.64%	9.32%

Average tangible common equity	$192,518	$178,048

COMPARISON OF RESULTS OF OPERATIONS
A comparison of the results of operations for the years ended December 31, 2021, and December 31, 2020 is presented below.

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
OPERATING DATA
Interest and dividend income	$70,559	$71,073
Interest expenses	4,125	10,156
Net interest income ("NII")	66,434	60,917
Provision for loan losses	586	10,700
NII after provision for loan losses	65,848	50,217
Noninterest income	7,906	8,416
Noninterest expenses	39,152	38,003
Income before income taxes	34,602	20,630
Income taxes	8,716	4,494
Net income	25,886	16,136
Preferred stock dividends declared	—	—
Income available to common shares	$25,886	$16,136

(dollars in thousands, except per share amounts)	At or for the Years Ended
	December 31, 2021	December 31, 2020
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.19%	0.81%
Return on average common equity ("ROACE")	12.65	8.46
Return on Average Tangible Common Equity ("ROATCE")	13.64	9.32
Average total equity to average total assets	9.44	9.61
Interest rate spread	3.28	3.22
Net interest margin	3.34	3.36
Efficiency ratio (1)	52.67	54.81
Non-interest expense to average assets	1.81	1.91
Net operating expense to average assets (2)	1.44	1.49
_______________________________________
(1) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(2) Net operating expense is the sum of non-interest expense offset by non-interest income.
Summary Financial Results
In 2021, profitability increased from a lower loan loss provision, interest-earning asset growth, expense control and a stable net interest margin due primarily to improved funding costs and growth in noninterest-bearing and low cost transaction deposits. We continued to help our community and customers navigate economic uncertainty by originating a third round of U.S. Small Business Administration Paycheck Protection Program loans ("SBA PPP"). Although, the COVID-19 pandemic continued to present both economic and operational challenges in 2021, there were no customers with COVID-19 deferrals at December 31, 2021. The Company improved credit quality by resolving multiple non-accrual loans and OREO assets, reducing nonperforming assets to 0.35% of total assets at December 31, 2021 compared to 1.08% at December 31, 2020. Management's focus on credit quality and resolution of long-standing classified assets has reduced classified assets to $5.2 million, their lowest level since before 2008.

During 2021, the Company delivered record earnings. We have solidified our market share and improved our deposit franchise in Southern Maryland, establishing a strong foothold in and around Fredericksburg, Virginia, and added new products and technology initiatives in both markets. Net income for the year ended December 31, 2021 was $25.9 million or $4.47 per diluted share compared to net income of $16.1 million or $2.74 per diluted share for the year ended December 31, 2020. The Company’s ROAA and ROACE were 1.19% and 12.65% for the year ended December 31, 2021 compared to 0.81% and 8.46% for the year ended December 31, 2020. The $9.8 million increase to net income in 2021 compared to 2020 included decreased loan loss provision of $10.1 million for the comparable periods and increased net interest income of $5.5 million. These additions to net income were partially offset by increased income tax expense of $4.2 million, decreased noninterest income of $0.5 million and increased noninterest expense of $1.1 million for the comparable periods.
Net interest income increased in 2021 primarily due to decreased funding costs and increased interest income from larger loan and investment average balances that outweighed the negative impacts of lower yields earned on loan and investment balances. Because the economic uncertainty of the COVID-19 pandemic continued throughout 2021, loan loss reserves were not released in 2021, but the total reserve balance decreased as management's efforts to resolve classified and impaired loan balances led to a $1.1 million decrease in specific reserves. The increase in noninterest expense was primarily attributable to the $1.2 million wire fraud loss reported in the first quarter and increases in compensation and benefits, which were partially offset by decreased OREO expenses. Noninterest income decreased primarily due to smaller gains on the sale of investment securities and reduced interest rate protection referral fee income. The increase in income tax expense was due to a change in the Company's state tax apportionment approach that was implemented in the first quarter of 2020 as well as higher pre-tax income.
The Company’s efficiency ratio improved from 54.81% for the year ended December 31, 2020 to 52.67% for the year ended December 31, 2021, as a result of expense control and increased net interest income. Management believes it is important to continue to focus on creating operating leverage. We believe our continued focus on new products and services will increase non-interest income as a percentage of revenues over time. Controlling expense growth and increasing noninterest income will better prepare the Company for changes in interest rates and credit cycles.
Over the last several years, the Bank's technology strategy was instrumental in slowing the growth of expenses, expanding our customer base, and increasing profitability. Our technology goals include: protecting the data integrity of our platforms and customer information; enhancing operating efficiency; permitting management to quickly respond to unforeseen technology opportunities and challenges, and providing an improved experience for our digital customers.
During the second quarter of 2021, the Bank introduced a new residential mortgage program and a retail and commercial credit card program that merge the technology and expertise of two proven FinTech firms with our business development team's capabilities. The Company expects these programs to improve non-interest income and interest income beginning in 2022-2023. The Bank's credit card program balances increased from approximately $50,000 at June 30, 2021 to just over $1.6 million at December 31, 2021.
Balance sheet financial highlights for 2021 include:
•The Company's on-balance sheet liquidity improved in 2021. Total assets increased $300.9 million or 14.8% in 2021 to $2.33 billion at December 31, 2021. Cash and cash equivalents increased $62.6 million, or 81.22%, to $139.7 million or 6.0% of the total assets and investments increased $251.7 million, or 100.19%, to $502.8 million or 21.6% of total assets.
•Gross portfolio loans increased 5.0% or $74.7 million to $1.58 billion at December 31, 2021. The increase was driven by $66.3 million and $56.0 million of growth in our commercial real estate loan portfolio and residential rental loan portfolio, respectively. The increase was partially offset by a $42.7 million decrease in our residential first mortgage portfolio.
•The Bank’s expansion into Virginia has significantly contributed to our growth over the last five years. Fredericksburg, Spotsylvania and surrounding areas provide significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology. At December 31, 2021, loans in the greater Fredericksburg, Virginia area accounted for approximately 49% of the Bank's outstanding portfolio loans. In addition, Fredericksburg branch deposits were $93.2 million with an average cost of deposits of four basis points.

•Non-performing assets improved in 2021 comparing December 31, 2021 to December 31, 2020:
◦Classified assets as a percentage of assets decreased 88 basis points to 0.22%.
◦Non-accrual loans, OREO and TDRs to total assets decreased 73 basis points to 0.35%.
◦The Company had no COVID-19 deferred loans as of December 31, 2021.
•Total deposits increased $310.6 million or 17.8% to $2.06 billion at December 31, 2021. In 2021, market disruptions caused by both the COVID-19 pandemic and industry consolidation assisted with organic growth and we believe industry consolidation will provide similar opportunities in 2022. The Company expects to service a wider customer base through the addition of the Bank's second full-service branch in Virginia that is expected to open in the second quarter of 2022. Non-interest-bearing accounts and transaction accounts increased to 21.7% and 84.1% of deposits at December 31, 2021 from 20.7% and 79.7% at December 31, 2020.
•On December 9, 2021, the Company announced its Board of Directors approved the resumption of repurchases allowed under the 2020 Stock Purchase Plan. The Company may repurchase the 99,450 shares remaining under the October 2020 stock repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis.
•On November 30, 2021, the Company announced a 17% increase of its quarterly per share dividend from $0.15 to $0.175 for the fourth quarter dividend that was paid in the first quarter of 2022.
Balance sheet financial highlights for 2020 include:
•The Company redeemed and issued subordinated notes:
◦On February 15, 2020, the Company redeemed $23.0 million of 6.25% fixed-to-floating rate subordinated notes.
◦On October 14, 2020, the Company issued and sold $20.0 million 4.75% Fixed to Floating Rate Subordinated Notes due 2030. The Company contributed $10.0 million of the net proceeds to the Bank as Tier 1 Capital and used the remaining net proceeds to repurchase shares in 2021 and for general corporate purposes.
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

Average Balances and Yields:
The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. There was $0.4 million and $0.6 million of accretion interest during the years ended December 31, 2021 and 2020, respectively.

	For the Years Ended December 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,085,823	$43,536	4.01%	$993,478	$43,239	4.35%
Residential first mortgages	107,011	3,250	3.04%	159,265	5,229	3.28%
Residential rentals	151,606	6,180	4.08%	132,524	5,841	4.41%
Construction and land development	36,891	1,658	4.49%	37,930	1,795	4.73%
Home equity and second mortgages	28,051	977	3.48%	33,458	1334	3.99%
Commercial loans	46,390	2,032	4.38%	56,793	2,624	4.62%
Commercial equipment loans	60,845	2,567	4.22%	57,093	2,915	5.11%
SBA PPP loans	82,901	5,203	6.28%	90,345	2,704	2.99%
Consumer loans	1,783	73	4.09%	1,099	50	4.55%
Allowance for loan losses	(18,788)	—	—%	(15,681)	—	—%
Loan portfolio	1,582,513	65,476	4.14%	1,546,304	65,731	4.25%
Taxable investment securities	336,267	4,623	1.37%	214,187	4,832	2.26%
Nontaxable investment securities	17,515	369	2.11%	14,214	338	2.38%
Interest-bearing deposits in other banks	33,095	70	0.21%	19,444	110	0.57%
Federal funds sold	20,916	21	0.10%	20,890	62	0.30%
Interest-Earning Assets ("IEAs")	1,990,306	70,559	3.55%	1,815,039	71,073	3.92%
Cash and cash equivalents	78,849			68,651
Goodwill	10,835			10,835
Core deposit intangible	1,290			1,837
Other assets	86,579			88,913
Total Assets	$2,167,859			$1,985,275

Average Balances and Yields: (Continued)

	For the Years Ended December 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$417,935	$—	—%	$324,597	$—	—%
Interest-bearing deposits
Savings	108,189	54	0.05%	84,463	85	0.10%
Demand deposits	660,330	345	0.05%	537,043	1,591	0.30%
Money market deposits	358,006	397	0.11%	312,980	795	0.25%
Certificates of deposit	342,755	1,805	0.53%	370,743	5,210	1.41%
Total interest-bearing deposits	1,469,280	2,601	0.18%	1,305,229	7,681	0.59%
Total Deposits	1,887,215	2,601	0.14%	1,629,826	7,681	0.47%
Long-term debt	23,072	219	0.95%	53,615	1,373	2.56%
Short-term borrowings	—	—	—%	8,156	111	1.36%
PPPLF advance	—	—	—%	60,360	211	0.35%
Subordinated notes	19,488	1,006	5.16%	7,953	395	4.97%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	299	2.49%	12,000	385	3.21%
Total Debt	54,560	1,524	2.79%	142,084	2,475	1.74%
Interest-Bearing Liabilities ("IBLs")	1,523,840	4,125	0.27%	1,447,313	10,156	0.70%
Total funds	1,941,775	4,125	0.21%	1,771,910	10,156	0.57%
Other liabilities	21,441			22,645
Stockholders' equity	204,643			190,720
Total Liabilities and Stockholders' Equity	$2,167,859			$1,985,275

Net interest income		$66,434			$60,917

Interest rate spread			3.28%			3.22%
Net yield on interest-earning assets			3.34%			3.36%
Average loans to average deposits			83.85%			94.88%
Average transaction deposits to total average deposits **			81.84%			77.25%
Ratio of average IEAs to average IBLs			130.61%			125.41%
** Transaction deposits exclude time deposits.

The tables below summarize changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

Years Ended December 31, 2021 and December 31, 2020	Changes Due To
(dollars in thousands)	Volume	Rate	Total
Interest income:
Loan portfolio
Commercial real estate	$3,703	$(3,406)	$297
Residential first mortgages	(1,589)	(390)	(1,979)
Residential rentals	779	(440)	339
Construction and land development	(47)	(90)	(137)
Home equity and second mortgages	(188)	(169)	(357)
Commercial loans	(456)	(136)	(592)
Commercial equipment loans	158	(506)	(348)
SBA PPP loans	(467)	2,966	2,499
Consumer loans	28	(5)	23
Taxable investment securities	1,672	(1,881)	(209)
Nontaxable investment securities	70	(39)	31
Interest-bearing deposits in other banks	29	(69)	(40)
Federal funds sold	—	(41)	(41)
Total interest-earning assets	$3,692	$(4,206)	$(514)

Interest-bearing liabilities:
Savings	$12	$(43)	$(31)
Demand deposits	62	(1,308)	(1,246)
Money market deposits	50	(448)	(398)
Certificates of deposit	(148)	(3,257)	(3,405)
Long-term debt	(290)	(864)	(1,154)
Short-term borrowings	—	(111)	(111)
PPPLF Advance	—	(211)	(211)
Subordinated notes	595	16	611
Guaranteed preferred beneficial interest in junior subordinated debentures	—	(86)	(86)
Total interest-bearing liabilities	$281	$(6,312)	$(6,031)

Net change in net interest income	$3,412	$2,105	$5,517
Net interest income totaled $66.4 million for the year ended December 31, 2021, which represents a 9.1% increase from $60.9 million for the year ended December 31, 2020. Net interest income increased during 2021 compared to the prior year as the positive impacts of average interest-earning asset growth, income from U.S. SBA PPP loans and decreased funding costs outpaced the negative impacts of lower yields earned on loans and investments. The Bank has increased lower cost transaction deposits in every year over the last six years, including during the pandemic. Non-interest bearing accounts and transaction accounts increased to 21.7% and 84.1% of deposits at December 31, 2021 from 20.7% and 79.7% at December 31, 2020.

Net interest margin of 3.34% for the year ended December 31, 2021, was two basis points lower than the 3.36% for the year ended December 31, 2020. Decreased net interest margin resulted primarily from the Company's interest earning asset yields (37 basis points) decreasing at a slightly faster rate than overall funding costs (36 basis points). The sharp decline in interest rates in 2021 not only reduced interest income on floating-rate loans and liquid interest-earning assets and investments, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. In addition, the continued improvement in the Bank's funding mix, replacing wholesale funding and time deposits with transaction accounts helped margins not further compress in 2021.
Average total earning assets increased 9.7%, for the year ended December 31, 2021 to $1.99 billion compared to $1.82 billion for the year ended December 31, 2020. Average loans increased a $36.2 million with growth in commercial real estate and residential rental loans, partially offset by reductions in residential first mortgage loans. Interest income decreased $0.5 million for the year ended December 31, 2021 compared to the same period of 2020. The decrease in interest income resulted from lower interest yields accounting for $4.2 million, partially offset by larger average balances of interest-earning assets contributing $3.7 million.
Average total interest-bearing liabilities increased 5.3%, for the year ended December 31, 2021 to $1.52 billion compared to $1.45 billion for the year ended December 31, 2020. Interest expense decreased $6.0 million for the year ended December 31, 2021 compared to the same period of 2020. Interest expense decreased $6.3 million due to lower interest rates and $0.3 million from increased balances of interest-bearing liabilities.
The Bank's success at increasing transaction accounts, and in particular the increases in noninterest-bearing accounts, was an important factor in managing net interest margin in 2021. In addition, the decrease in time deposits positively impacted margins. During the year ended December 31, 2021, average noninterest-bearing demand deposits increased $93.3 million, or 28.8% to $417.9 million. Average transaction accounts increased $285.4 million or 22.7% to $1.54 billion from $1.26 billion for the year ended December 31, 2020. During the same timeframe average time deposits decreased $28.0 million or 7.5%, to $342.8 million for the year ended December 31, 2021. Funding costs decreased at a faster rate as the percentage of funding coming from transaction accounts increased from 71.1% for the year ended December 31, 2020 to 79.5% for the year ended December 31, 2021.
Interest income accretion on acquired loans contributed $0.4 million and $0.6 million to interest income in 2021 and 2020, respectively. U.S. SBA PPP interest income contributed $5.2 million in 2021 compared to $2.7 million in 2020. For the year ended December 31, 2021, net interest margin increased 13 basis points as a result of net U.S. SBA PPP loan interest income recognition compared to decreased net interest margin of three basis points for the year ended December 31, 2020.
In the last six months of 2020, the Company prepaid $30.0 million FHLB advances with a 2.2% average rate. Prepayment fees increased interest expense $0.6 million for the year ended December 31, 2020. Interest expense increased by $0.1 million due to prepayment fees recognized on the early repayment of $15.0 million of higher-rate long-term FHLB advances in the last six months of 2021.
Interest rates decreased in 2020 following the FOMC attempts to mitigate the impact of the COVID-19 pandemic on the U.S. economy. The FOMC reduced the Fed Funds rate from 1.75% at December 2019 to the current rate of 0.25% in March 2020. The below table illustrates how the Company's average rates responded during the five quarters ending December 31, 2021 and provides a summary of the Company's margins throughout 2021:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Interest rate spread	3.17%	3.22%	3.30%	3.43%	3.29%
Net interest margin	3.22%	3.28%	3.37%	3.50%	3.40%
Loan Yields	4.13%	4.16%	4.09%	4.17%	4.25%
Cost of funds	0.17%	0.21%	0.21%	0.25%	0.42%
Cost of deposits	0.11%	0.12%	0.14%	0.18%	0.26%

Provision for Loan Losses
The following table shows the provision for loan losses for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2021	2020

Provision for loan losses	$586	$10,700
The provision for loan losses decreased by $10.1 million for the year ended December 31, 2021. Net charge-offs decreased from $2.2 million or 0.15% of average loans for the year ended December 31, 2020 to $1.6 million or 0.11% of average loans for the year ended December 31, 2021 as several relationships that were substandard prior to the pandemic were resolved in 2021.The decrease in the loan loss provision during 2021 was mostly attributable to moderate loan growth in 2021 and slight improvements in qualitative and quantitative factors used to calculate the allowance for loans losses. Management believes that the COVID-19 pandemic continues to impact incurred losses in the loan portfolio and did not release reserves in 2021.
See further discussion of the provision under the Asset Quality section in the Comparison of Financial Condition section of MD&A.
Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2021	2020	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$528	$174	$354	203.4%
Gain on sale of assets	68	6	62	1,033.3%
Net gains on sale of investment securities	586	1,384	(798)	(57.7)
Unrealized (loss) gain on equity securities	(139)	101	(240)	(237.6)%
Loss on premises and equipment held for sale	(25)	—	(25)	—
Income from bank owned life insurance	871	881	(10)	(1.1)%
Service charges	4,301	3,490	811	23.2%
Referral fee income	1,822	2,380	(558)	(23.4)
Net gain on sale of loans originated for sale	85	—	85	—
Loss on sale of loans	(191)	—	(191)	—
Total Noninterest Income	$7,906	$8,416	$(510)	(6.1)%
Noninterest income for the year ended December 31, 2021 decreased compared to the year ended December 31, 2020 primarily due to decreased realized gains and increased unrealized losses on securities and decreased referral fee income partially offset by increased service charge and miscellaneous income. Noninterest income decreased from 0.42% of average assets in 2020 to 0.36% of average assets in 2021.
During the year ended December 31, 2021, the Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million. There were $62.5 million of securities sold during the year ended December 31, 2020 for net gains of $1.4 million.
The Bank refers customers to a third-party financial institution that offers interest rate protection for the length of a loan. This product has enabled the Bank to be more rate competitive with larger institutions in our market area without increasing interest rate risk. The COVID-19 crisis decreased commercial loan volume in 2021, which impacted interest rate protection agreement referral fee opportunities. As a result of the reduced commercial loan volume, 2021 referral fee income decreased 23% from 2020.
During the quarter ended March 31, 2021, the Bank sold classified and non-accrual commercial real estate and residential loans with an aggregate amortized cost, net of charge-offs, of $9.1 million and recognized a $0.2 million loss on the sale.

Increased service charges of $0.8 million reflect increased fees from customer acquisition, new products as well as recognition of sign-on bonus fees associated with our Mastercard program.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2021	2020	$ Change	% Change
Noninterest Expense
Compensation and benefits	$21,035	$19,553	$1,482	7.6%
OREO valuation allowance and expenses	1,456	3,200	(1,744)	(54.5)%
Sub-total	22,491	22,753	(262)	(1.2)%
Operating Expenses
Occupancy expense	2,836	3,010	(174)	(5.8)%
Advertising	500	525	(25)	(4.8)%
Data processing expense	3,772	3,671	101	2.8%
Professional fees	2,857	2,413	444	18.4%
Depreciation of premises and equipment	558	605	(47)	(7.8)%
FDIC insurance	602	939	(337)	(35.9)%
Core deposit intangible amortization	495	591	(96)	(16.2)%
Fraud losses	1,260	79	1,181	1,494.9%
Other expenses	3,781	3,417	364	10.7%
Total Operating Expenses	$16,661	$15,250	$1,411	9.3%
Total Noninterest Expense	$39,152	$38,003	$1,149	3.0%

The 3.0% increase in non-interest expense for the comparable periods was primarily due to increased compensation and benefits, fraud losses, professional fees and data processing costs. The increases were partially offset by decreases in OREO expenses, FDIC insurance and occupancy expenses.
Compensation and benefits increased for the comparable periods primarily due to increases in base and incentive compensation, higher 2021 healthcare costs, as well as the Company's decision to pay employees for unused vacation in December 2021 that was not available to carry over into 2022. In addition, the deferral of compensation and benefits for the U.S. SBA PPP loans originated were reduced $0.28 million in 2021 as compared to $0.48 million for 2020. The Bank's overall full time equivalent ("FTE") head count fluctuated between 189 and 196 employees for the year ended December 31, 2021.
Fraud losses include a $1.2 million charge, net of a partial recovery, related to an isolated wire transfer fraud incident that occurred in the first quarter of 2021. Our investigation of the first quarter 2021 wire fraud found no evidence that information systems of the Bank were compromised or that employee fraud was involved. In the second quarter of 2021, the Company submitted an insurance claim. Any recovery of insurance proceeds would be recognized in the quarter received.
Data processing and professional fees have increased due to the Bank's larger balance sheet, more customer transaction activity and investments in technology, new products and services. Occupancy expense decreased primarily due to the closure of the St. Patrick's Drive branch in March 2021. FDIC costs decreased due to improved credit trends.

The following is a breakdown of OREO expense for the years ended December 31, 2021 and 2020:

(dollars in thousands)	Years Ended December 31,
	2021	2020	$ Change	% Change
Valuation allowance	$1,387	$3,022	$(1,635)	(54.1)%
Losses (gains) on dispositions	(17)	9	(26)	(288.9)%
Operating expenses	86	169	(83)	(49.1)%
	$1,456	$3,200	$(1,744)	(54.5)%
The decreased OREO valuation allowance during the year ended December 31, 2021 reflect management's actions in 2020 to timely resolve non-performing assets. OREO expenses have moderated in 2021 as the Bank has reduced foreclosed assets from $3.1 million at December 31, 2020 to zero at December 31, 2021.
For the year ended December 31, 2021 the efficiency ratio and net operating expense to average asset ratio were 52.67% and 1.44%, respectively compared to 54.81% and 1.49%, respectively, for the year ended December 31, 2020. Management remains committed to controlling expenses through leveraging technology to employ scalable solutions.
Income Tax Expense
For the years ended December 31, 2021 and 2020, the Company recorded income tax expense of $8.7 million and $4.5 million, respectively.
The Company's consolidated effective tax rate for 2021 was 25.2% compared to 21.78% for the year ended December 31, 2020. The Company's new state tax apportionment approach was implemented during the first quarter of 2020 and included the impact of amended income tax returns which reduced consolidated income tax expense by $0.7 million. Management evaluated the tax provision and determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.
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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2021 AND 2020
The following table shows selected historical consolidated financial data for the Company, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Annual 10-K report.

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
FINANCIAL CONDITION DATA
Total assets	$2,327,306	$2,026,439
Loans receivable, net	1,586,791	1,594,075
Investment securities	502,818	251,167
Goodwill	10,835	10,835
Core deposit intangible	1,032	1,527
Deposits	2,056,164	1,745,602
Borrowings	12,231	27,302
Junior subordinated debentures	12,000	12,000
Subordinated notes - 4.75% **	19,510	19,526
Stockholders’ equity - common	208,133	198,013
**Company issued $20.0 million of 4.75% subordinated notes due 2030 on October 14, 2020.

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
COMMON SHARE DATA
Basic earnings per common share	$4.47	$2.74
Diluted earnings per common share	4.47	2.74
Dividends declared per common share	0.58	0.50
Common dividend payout ratio	12.86	18.25
Book value per common share	36.40	33.54
Tangible book value per common share	34.32	31.45
Common shares outstanding at end of period	5,718,528	5,903,613
Basic weighted average common shares	5,788,003	5,892,269
Diluted weighted average common shares	5,797,525	5,893,559

OTHER DATA
Full-time equivalent employees	186	189
Full-service offices	11	12
Loan Production Offices	4	4

CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.23%	9.56%
Tier 1 common capital to risk-weighted assets	11.92	11.47
Tier 1 capital to risk-weighted assets	12.64	12.23
Total risk-based capital to risk-weighted assets	14.92	14.69
Common equity to assets	8.94	9.77
Tangible common equity to tangible assets	8.48	9.22

Assets
Total assets increased $300.9 million or 14.85% to $2.33 billion at December 31, 2021 from December 31, 2020 primarily due to cash increasing $62.6 million, or 81.22%, to $139.7 million and securities increasing $251.7 million, or 100.19%, to $502.8 million. The differences in allocations between the cash and investment categories reflect both operational needs and excess liquidity that was not deployed into new loan originations.
Cash and Cash Equivalents
Cash and cash equivalents totaled $139.7 million at December 31, 2021, compared to $77.1 million at December 31, 2020. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities and Credit Quality of Investment Securities
Investment securities increased $251.7 million in 2021 to $502.8 million at December 31, 2021 due to no net loan growth and an increase in customer deposits of $310.6 million.. Investment securities and FHLB stock at December 31, 2021 and December 31, 2020, estimated fair value were $504.3 million and $253.9 million, respectively. Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at December 31, 2021 and December 31, 2020. AFS securities are evaluated quarterly to determine whether a decline in their value is other than temporarily impaired ("OTTI"). No OTTI charge was recorded for the periods reported.
Gross unrealized losses at December 31, 2021 and December 31, 2020 for AFS securities were $6.0 million and $0.4 million, respectively, of amortized cost of $500.5 million and $240.0 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 70.2% or $351.3 million (amortized cost) of its AFS investment securities, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's investment of $56.4 million (amortized cost) in student loan trusts, which represent 11.3% of the AFS investment portfolio, are 97% U.S. government guaranteed. At December 31, 2021, the Company also had $92.6 million or 18.5% of AFS investments in municipal bonds.
At December 31, 2021 and December 31, 2020, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had average lives of 6.91 years and 5.09 years, and average durations of 6.41 years and 4.81 years, respectively. At December 31, 2021 and December 31, 2020, AFS asset-backed securities issued by student loan trust and others had an average life of 6.24 years and 6.47 years, and an average duration of 6.03 years and 6.14 years, respectively. AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 8.75 years and 9.81 years and an average duration of 7.83 years and 8.53 years at December 31, 2021 and December 31, 2020, respectively.

The amortized cost of AFS investment securities by contractual maturity at December 31, 2021 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at December 31, 2021 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$24,623	1.84%	$81,038	1.84%	$127,706	1.81%	$100,971	2.11%	$334,338	$331,343
Asset-backed securities issued by Others	4,172	0.75%	13,729	0.76%	21,635	0.83%	17,106	0.99%	56,642	56,795
Municipal securities	6,817	2.42%	22,434	2.42%	35,353	2.42%	27,952	2.59%	92,556	92,841
U.S. Treasury bonds	1,248	1.08%	4,106	1.23%	6,471	1.23%	5,117	—%	16,942	16,860
Total AFS investment securities	$36,860	1.79%	$121,307	1.81%	$191,165	1.84%	$151,146	2.16%	$500,478	$497,839
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS investment securities by carrying value at December 31, 2021 and December 31, 2020. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2021		December 31, 2020
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$456,162	AAA	$220,757
AA	41,455	AA	25,059
A	222	A	289
Total	$497,839	Total	$246,105

Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of the tri-county area in Southern Maryland, the city of Fredericksburg, Virginia and Spotsylvania and Stafford counties in Virginia. In 2021, the Bank increased lending in Virginia in the cities and surrounding areas of Culpeper, Orange and Charlottesville. The Bank plans to open a loan production office in Charlottesville, Virginia in 2022. At December 31, 2021, loans in Maryland and Virginia are almost evenly distributed with approximately 49% of the Bank's outstanding portfolio loans in our expanding Virginia market. Management is optimistic that the Virginia market will continue to provide opportunities for organic growth. In addition, management believes that the new residential mortgage program started in the second half of 2021 and expected rising interest rates in 2022, should help reduce the dollar amount of residential first mortgage run-off.
In 2021, net loans decreased $7.3 million primarily due to growth in commercial portfolios being offset by U.S. SBA PPP loan forgiveness and decreases in residential first mortgages. Portfolio loans which includes all loans except the U.S. SBA PPP loans, grew to $1.58 billion as of December 31, 2021 from $1.50 billion as of December 31, 2020, with commercial portfolios increasing $118.8 million or 8.9% and consumer and residential mortgages portfolios decreasing $44.2 million or 26.9%.
During 2020 and 2021, the Company originated 1,532 U.S. SBA PPP loans with original balances of $201.3 million. As of December 31, 2021, there were 201 U.S. SBA PPP loans with outstanding balances of $27.3 million. The Company is presently assisting customers with forgiveness applications for outstanding loans.

	At December 31,
	2021		2020
(dollars in thousands)	Balance	%	Balance	%	$ Change	% Change
Portfolio Loans:
Commercial real estate	$1,115,485	70.66%	$1,049,147	69.75%	$66,338	6.32%
Residential first mortgages	91,120	5.77%	133,779	8.89%	(42,659)	(31.89)%
Residential rentals	195,035	12.35%	139,059	9.24%	55,976	40.25%
Construction and land development	35,590	2.25%	37,520	2.49%	(1,930)	(5.14)%
Home equity and second mortgages	25,638	1.62%	29,129	1.94%	(3,491)	(11.98)%
Commercial loans	50,574	3.20%	52,921	3.52%	(2,347)	(4.43)%
Consumer loans	3,002	0.19%	1,027	0.07%	1,975	192.31%
Commercial equipment	62,499	3.96%	61,693	4.10%	806	1.31%
Gross portfolio loans	1,578,943	100.00%	1,504,275	100.00%	74,668	4.96%
Adjustments:
Net deferred (fees) costs	(133)	(0.01)%	1,264	0.08%	(1,397)	(110.52)%
Allowance for loan losses	(18,417)	(1.17)%	(19,424)	(1.29)%	1,007	(5.18)%
	(18,550)		(18,160)		(390)	2.15%
Net portfolio loans	1,560,393		1,486,115		74,278	5.00%

Gross U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	27,276		110,320		(83,044)	(75.28)%
Net deferred fees	(878)		(2,360)		1,482	(62.80)%
Net U.S. SBA PPP loans	26,398		107,960		(81,562)	(75.55)%
Total net loans	$1,586,791		$1,594,075		$(7,284)	(0.46)%

Total gross loans	$1,606,219		$1,614,595		$(8,376)	(0.52)%

Maturity of Loan Portfolio
The following table sets forth information at December 31, 2021 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2021
(dollars in thousands) Description of Asset	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due After 15 Years	Total Loans and Leases
Real Estate Loans
Commercial	$40,949	$126,139	$292,021	$656,376	$1,115,485
Residential first mortgage	94	4,887	14,911	71,228	91,120
Residential rentals	397	6,240	45,769	142,629	195,035
Construction and land development	31,298	4,292	—	—	35,590
Home equity and second mortgage	721	5,837	4,385	14,695	25,638
Commercial loans	50,574	—	—	—	50,574
Consumer loans	1,666	724	564	48	3,002
Commercial equipment	1,127	26,675	31,952	2,745	62,499
Total gross portfolio loans	$126,826	$174,794	$389,602	$887,721	$1,578,943
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	2,538	24,738	—	—	27,276
Total gross loans	$129,364	$199,532	$389,602	$887,721	$1,606,219
The following table sets forth the dollar amount of all loans due after one year from December 31, 2021, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2021	Fixed Rates	Floating or Adjustable Rates	Total
(dollars in thousands) Description of Asset
Real Estate Loans
Commercial	$393,655	$680,881	$1,074,536
Residential first mortgage	72,170	18,856	91,026
Residential rentals	24,008	170,630	194,638
Construction and land development	—	4,292	4,292
Home equity and second mortgage	24,917	—	24,917
Consumer loans	1,312	24	1,336
Commercial equipment	50,575	10,797	61,372
Gross portfolio loans	$566,637	$885,480	$1,452,117
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	24,738	—	24,738
Total gross loans	$591,375	$885,480	$1,476,855
Loan Concentrations

At December 31, 2021, commercial loans, which include commercial real estate, residential rental, commercial loans and commercial equipment loans, represent the largest components of the loan portfolio. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.

Non-owner-occupied commercial real estate as a percentage of risk-based capital at December 31, 2021 and 2020 were $813.0 million or 331.4% and $695.8 million or 316.1%, respectively. Construction loans as a percentage of risk-based capital at December 31, 2021 and 2020 were $140.4 million or 57.2% and $139.2 million and 63.2%, respectively.

Asset Quality
The following table shows asset quality information and ratios at and for the years ended December 31, 2021 and 2020, respectively:

	At or for the Years Ended December 31,
(dollars in thousands)	2021	2020
SELECTED ASSET QUALITY DATA
Gross portfolio loans	$1,578,943	$1,504,275
Classified assets	5,211	22,358
Allowance for loan losses	18,417	19,424

Past due loans - 31 to 89 days	568	179
Past due loans >=90 days (1)	961	11,965
Total past due loans	1,529	12,144

Non-accrual loans (2)	7,631	18,222
Accruing troubled debt restructures (TDRs) (3)	447	572
Other Real Estate Owned (OREO)	—	3,109
Non-accrual loans, OREO and TDRs	$8,078	$21,903

SELECTED ASSET QUALITY RATIOS
Classified assets to total assets	0.22%	1.10%
Classified assets to risk-based capital	2.10	9.61
Allowance for loan losses to portfolio loans	1.17	1.29
Allowance for loan losses to non-accrual loans	241.34	106.60
Past due loans - 31 to 89 days to portfolio loans	0.04	0.01
Past due loans >=90 days to portfolio loans	0.06	0.80
Total past due (delinquency) to portfolio loans	0.10	0.81
Non-accrual loans to portfolio loans	0.48	1.21
Non-accrual loans and TDRs to portfolio loans	0.51	1.25
Non-accrual loans and OREO to total assets	0.33	1.05
Non-accrual loans and OREO to portfolio loans and OREO	0.48	1.42
Non-accrual loans, OREO and TDRs to total assets	0.35	1.08
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

Allowance for Loan Losses ("ALLL") and Provision for Loan Losses ("PLL")
The following is a breakdown of the Company’s general and specific allowances as a percentage of gross portfolio loans at December 31, 2021 and 2020:

Breakdown of general and specific allowance as a percentage of gross portfolio loans (1)	December 31, 2021	December 31, 2020
General allowance	$18,151	$18,068
Specific allowance	266	1,356
	$18,417	$19,424
General allowance	1.15%	1.20%
Specific allowance	0.02%	0.09%
Allowance to gross portfolio loans	1.17%	1.29%

Allowance to non-acquired gross portfolio loans	1.20%	1.35%

Total acquired loans	$42,182	$60,977
Non-acquired loans**	$1,536,761	$1,443,298
Gross portfolio loans	$1,578,943	$1,504,275
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
(1) Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
The Company's allowance methodology considers quantitative historical loss factors and qualitative factors to determine the estimated level of incurred losses in the Company's loan portfolios. The ALLL increased in 2020 primarily due to the economic effects of the COVID-19 pandemic and continues to provide for economic uncertainty. ALLL levels decreased to 1.17% of portfolio loans at December 31, 2021 compared to 1.29% at December 31, 2020. At December 31, 2021, the Company's ALLL decreased $1.0 million or 5.2% to $18.4 million from $19.4 million at December 31, 2020. No credit issues are anticipated with U.S. SBA PPP loans as they are guaranteed by the SBA and the Bank's allowance for loan loss does not include an allowance for U.S. SBA PPP loans.
The provision for loan losses decreased $10.1 million to $0.6 million for the year ended December 31, 2021 compared to $10.7 million for the year ended December 31, 2020. Net charge-offs also decreased $0.6 million from $2.2 million or 0.15% of average loans for the year ended December 31, 2020 to $1.6 million or 0.11% of average loans for the year ended December 31, 2021.
The Company's general allowance was stable during 2021 increasing modestly $0.1 million from $18.1 million at December 31, 2020 to $18.2 million at December 31, 2021. The stability in the general allowance was primarily due to improvements in some qualitative factors, such as classified assets and past due loans, partially offset by 2021 growth in the higher risk commercial portfolios.
The Company's specific allowance decreased $1.1 million from $1.4 million at December 31, 2020 to $0.3 million at December 31, 2021. The specific allowance is based on management’s estimate of realizable value for impaired loans. During the first quarter of 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $0.2 million. In the third quarter of 2021, the Bank resolved $7.8 million of non-accrual loans with $0.5 million in charge-offs through a loan sale and a payoff. The Company's resolution of these impaired loans decreased the specific reserve, improved asset quality and improved several ALLL qualitative factors.

Management believes that loans that were part of the COVID-19 deferral program in 2020 and 2021 are more likely to default in the future and that the identification and resolution of specific problem credits could be delayed. Our evaluation of qualitative factors considered previously deferred loans, the length of the deferral period, the type and amount of collateral and customer industries. As of December 31, 2021, there were no COVID-19 deferral agreements compared to $35.4 million or 2.4% of gross portfolio loans at December 31, 2020. As of December 31, 2021 there were previously COVID-19 deferred loans of $3.9 million (four relationships - with $3.8 million current and $0.1 million delinquent) deemed to be non-accrual and substandard based on internal reviews. As of December 31, 2020 there were $3.4 million of COVID-19 deferred loans deemed to be non-accrual and substandard. In our evaluation of previously deferred loans, we considered the length of the deferral period, the type and amount of collateral and customer industries.
Management believes that the allowance is adequate at December 31, 2021. The ALLL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for loan losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.
The following table allocates the allowance for loan losses by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2021		2020
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial real estate	$13,095	70.66%	$13,744	69.75%
Residential first mortgages	1,002	5.77%	1,305	8.89%
Residential rentals	2,175	12.35%	1,413	9.24%
Construction and land development	260	2.25%	401	2.49%
Home equity and second mortgages	274	1.62%	261	1.94%
Commercial loans	582	3.20%	1,222	3.52%
Consumer loans	58	0.19%	20	0.07%
Commercial equipment	971	3.96%	1,058	4.10%
Total allowance for loan losses	$18,417	100.00%	$19,424	100.00%
(1) Percent of loans in each category to total portfolio loans
The following table indicates net charge-offs by average portfolio loan category for the years ended as indicated:

	At or for the Years Ended December 31,
	2021			2020
(dollars in thousands)	Net Charge-off	Average Balance	%	Net Charge-off	Average Balance	%
Commercial real estate	$1,914	$1,085,823	0.18%	$927	$993,478	0.09%
Residential first mortgages	142	107,011	0.13	—	159,265	—
Residential rentals	46	151,606	0.03	—	132,524	—
Construction and land development	—	36,891	—	—	37,930	—
Home equity and second mortgages	(5)	28,051	(0.02)	44	33,458	0.13
Commercial and equipment loans	(504)	46,390	(1.09)	1,241	56,793	2.19
Consumer loans	—	1,783	—	6	1,099	0.55
	1,593	1,457,555	0.11	2,218	1,414,547	0.16
Allowance for loan losses	—	(18,788)	—	—	(15,681)	—
Total net charge-off and average portfolio loans	$1,593	$1,438,767	0.11%	$2,218	$1,398,866	0.16%

Effective January 1, 2022, the Company adopted the current expected credit loss (“CECL”) model or ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments". Our CECL model has been substantially developed and the third-party model validation is complete. We conducted parallel runs of the CECL loss estimation model and the Company's existing incurred loss model throughout 2021. We are refining our implementation controls and processes of the CECL model. ASU 2016-13 will also require the establishment of an allowance for expected credit losses for certain debt securities and other financial assets.
Management expects to recognize a one-time cumulative effect adjustment to the allowance for credit losses as of the January 1, 2022. Based on forecasted economic conditions and portfolio balances as of January 1, 2022, we expect to recognize an increase to the opening allowance for credit losses in the range of $2.0 million to $3.0 million. See the discussion of ASU 2016-13 under Recent Accounting Pronouncements in Note 1 for additional information.
Classified Assets and Special Mention Assets
During 2020, classified assets decreased $12.3 million. Asset quality has continued to improve in 2021 with the resolution of $16.9 million in non-accrual and impaired loans through loan sales and negotiated payoffs as well as the resolution of $3.1 million in OREO. Management remains committed to expeditiously resolve non-performing or substandard credits that are not likely to become performing or passing credits in a reasonable timeframe.
Classified assets decreased $17.1 million from $22.4 million at December 31, 2020 to $5.2 million at December 31, 2021. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans is an important input into the Company's allowance methodology. Risk ratings are expected to be an important indicator in assessing ongoing credit risks of COVID-19 previously deferred loans. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2021 and 2020, respectively:

	As of
(dollars in thousands)	December 31, 2021	December 31, 2020
Classified loans
Substandard	$5,211	$19,249
Doubtful	—	—
Loss	—	—
Total classified loans	5,211	19,249
Special mention loans	—	7,672
Total classified and special mention loans	$5,211	$26,921

Classified loans	$5,211	$19,249
Classified securities	—	—
Other real estate owned	—	3,109
Total classified assets	$5,211	$22,358

Total classified assets and special mention loans	$5,211	$30,030

Total classified assets as a percentage of total assets	0.22%	1.10%
Total classified assets as a percentage of Risk Based Capital	2.10%	9.61%

Non-Performing Assets
The following table sets forth information with respect to the Bank’s non-performing assets. There were no loans 90 days or more past due that were still accruing interest at the dates indicated.

	December 31,
(dollars in thousands)	2021	2020
Non-accrual loans:
Commercial real estate	$4,890	$16,612
Residential first mortgages	450	794
Residential rentals	942	275
Home equity and second mortgages	601	495
Commercial equipment	691	46
U.S. SBA PPP loans	57	—
Total non-accrual loans (1)	7,631	18,222

OREO	—	3,109

TDRs: (1) (2)
Commercial real estate	—	1,376
Residential first mortgages	—	247
Commercial equipment	447	471
Total TDRs	447	2,094
Total Accrual TDRs	447	572

Total non-accrual loans, OREO and Accrual TDRs	$8,078	$21,903

Interest income due at stated rates, but not recognized on non-accruals	$102	$756
___________________________________________
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
Non-accrual loans and OREO to total assets decreased from 1.05% at December 31, 2020 to 0.33% at December 31, 2021. Non-accrual loans, OREO and TDRs to total assets decreased from 1.08% at December 31, 2020 to 0.35% at December 31, 2021.

All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. Interest income is recognized on a cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Non-accrual loans include certain loans that are current with all loan payments and are placed on non-accrual status due to customer operating results and cash flows. Non-accrual loans are considered impaired and evaluated for impairment on a loan-by-loan basis.
At December 31, 2021, there were $6.7 million (88%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.3 million. Delinquent non-accrual loans were $0.9 million (12%) of with no specific reserves at December 31, 2021. At December 31, 2020, there were $6.3 million (34%) of non-accrual loans current with all payments of principal and interest with no impairment and $12.0 million (66%) of delinquent non-accrual loans with a total of $1.3 million specifically reserved. There were no non-accrual TDRs at December 31, 2021. Non-accrual loans at December 31, 2020 included six TDRs totaling $1.5 million. These loans were classified solely as non-accrual for the calculation of financial ratios.
Other Real Estate Owned
The following is a summary roll-forward of OREO activity for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Balance at beginning of year	$3,109	$7,773
Additions of underlying property	—	1,240
Disposals of underlying property	(1,722)	(2,882)
Valuation allowance	(1,387)	(3,022)
Balance at end of period	$—	$3,109
The decreased OREO valuation allowance during the year ended December 31, 2021 reflects management's actions to resolve non-performing assets. There were no OREO balances at December 31, 2021 compared to $3.1 million at December 31, 2020. For additional information on OREO, refer to Note 6 of the Consolidated Financial Statements.
Liabilities
Deposits and Borrowings - Funding
The Bank has access to both retail deposits and wholesale funding. Wholesale funding includes long-term debt and short-term borrowings of advances from the FHLB of Atlanta and brokered deposits. Retail deposits totaled $2.05 billion or 99.0% of funding at December 31, 2021 compared to $1.74 billion or 98.0% of funding at December 31, 2020. In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and fixed to floating subordinated notes of $20.0 million at 4.75% at December 31, 2021 and 2020.

The following is a breakdown of the Company’s deposit portfolio at December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	%	2020	%	$ Change	% Change
Noninterest-bearing demand	$445,778	21.68%	$362,079	20.74%	$83,699	23.12%
Interest-bearing:
Savings	119,767	5.82%	98,783	5.66%	20,984	21.24%
Demand deposits	790,481	38.45%	590,159	33.81%	200,322	33.94%
Money market deposits	372,717	18.13%	340,725	19.52%	31,992	9.39%
Certificates of deposit	327,421	15.92%	353,856	20.27%	(26,435)	(7.47)%
Total interest-bearing	1,610,386	78.32%	1,383,523	79.26%	226,863	16.40%

Total Deposits	$2,056,164	100.00%	$1,745,602	100.00%	$310,562	17.79%

Transaction accounts	$1,728,743	84.08%	$1,391,746	79.73%	$336,997	24.21%
Total deposits increased at December 31, 2021 compared to December 31, 2020. During the same period, noninterest bearing demand deposits and total transaction deposits increased in dollars and as a percentage of deposits. Customer deposit balances increased in 2021 due to new customer acquisitions as well as lower levels of consumer and business spending related to the COVID-19 pandemic. The Bank has added new customers and lower cost transaction deposits in every year in each of the last six years. Competitors, merger and acquisition activity in our market, the Bank's participation in the SBA US PPP program and focused efforts of our business development teams all contributed to deposit increases in 2021.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $128.6 million to $483.5 million at December 31, 2021 compared to $354.9 million at December 31, 2020. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2021 and December 31, 2020 were 23.1% and 19.6%, respectively. $65.7 million reciprocal deposits were considered brokered at December 31, 2021 and no reciprocal deposits were considered brokered deposits for call reporting purposes as of December 31, 2020.
The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2021		2020
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$108,189	0.05%	$84,463	0.10%
Demand deposits	660,330	0.05%	537,043	0.30%
Money market deposits	358,006	0.11%	312,980	0.25%
Certificates of deposit	342,755	0.53%	370,743	1.41%
Total interest-bearing deposits	1,469,280	0.18%	1,305,229	0.59%
Noninterest-bearing demand deposits	417,935		324,597
	$1,887,215	0.14%	$1,629,826	0.47%

The following table indicates that 17.8% of the Bank’s certificates of deposit and other time deposits, by account, exceed the FDIC insurance limit (currently, $250,000), by time remaining until maturity as of December 31, 2021.

(dollars in thousands)	At December 31, 2021
Time Deposit Maturity Period
Three months or less	$10,132
Three through six months	13,438
Six through twelve months	19,812
Over twelve months	14,215
Total	$57,597
Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limits, currently set at $250,000 were approximately $496.0 million and $409.1 million at December 31, 2021 and December 31, 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting.
Note 7 includes the scheduled contractual maturities of total certificates of deposits of $327.4 million at December 31, 2021.
Stockholders’ Equity
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Common Stock at par of $0.01	$57	$59	$(2)	(3.4)%
Additional paid in capital	96,896	95,965	931	1.0%
Retained earnings	113,448	97,944	15,504	15.8%
Accumulated other comprehensive (loss) income	(1,952)	4,504	(6,456)	(143.3)%
Unearned ESOP shares	(316)	(459)	143	(31.2)%
Total Stockholders' Equity	$208,133	$198,013	$10,120	5.1%
During the year ended December 31, 2021, stockholders’ equity increased in part due to net income of $25.9 million and net stock related activities in connection with stock-based compensation and ESOP activity of $0.9 million. These increases to stockholders’ equity were partially offset by common stock repurchases of $7.0 million, common dividends paid of $3.2 million, and an increase in accumulated other comprehensive loss of $6.5 million.
At December 31, 2021, the Company had a book value of $36.40 per common share compared to $33.54 at December 31, 2020. The Company’s tangible book value was $34.32 at December 31, 2021 compared to $31.45 at December 31, 2020. The Company remains well capitalized at December 31, 2021 with a Tier 1 capital to average assets (leverage ratio) of 9.23% compared to 9.56% at December 31, 2020. The Company's common equity to assets ratio decreased to 8.94% at December 31, 2021 from 9.77% at December 31, 2020. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 8.48% at December 31, 2021 from 9.22% at December 31, 2020. The decrease in the TCE ratio was due primarily to significant increases in cash and investments. The Company’s Common Equity Tier 1 (“CET1”) ratio was 11.92% at December 31, 2021 compared to 11.47% at December 31, 2020.
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
During the year ended December 31, 2021, $0.1 million or 4,150 Employee Stock Ownership Plan ("ESOP") shares were allocated with the payment of promissory notes and there were no offsetting ESOP purchases of shares. During the year ended December 31, 2020, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is our ability to fund operations and meet present and future financial obligations through the sale or repayment of existing assets or by obtaining additional funding through liability management. Cash needs may come from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
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
At December 31, 2021 and 2020, the Bank had $64.0 million and $66.5 million, respectively, in loan commitments outstanding, $22.0 million and $20.0 million, respectively, in letters of credit and approximately $242.0 million and $225.5 million, respectively, available under lines of credit. Certificates of deposit due within one year of December 31, 2021 and 2020 totaled $256.9 million or 78.45% and $266.1 million, or 75.21%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, or use on balance sheet cash and investments. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.
At December 31, 2021, the Company had on-balance sheet liquidity of $139.7 million in cash and cash equivalents. At December 31, 2021, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $530.5 million at December 31, 2021.
Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2021 and 2020, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. In addition, the Bank has established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks. For a discussion of these agreements including collateral see Note 8 in the Consolidated Financial Statements.
Liquidity has improved in the last three years with the increase in transaction deposits and decrease in wholesale funding. The Company’s net loan to deposit ratio was 77.2% at December 31, 2021 compared to 91.3% at December 31, 2020. For the year ended December 31, 2021 and 2020, the average loan to deposit ratios were 83.9% and 94.9%, respectively. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and limit the use of wholesale funding.
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

Comparison of Cash Flows for the Years Ending December 31, 2021 and 2020
During the year ended December 31, 2021, all financing activities provided $285.4 million in cash compared to $209.2 million in cash provided for the same period in 2020. The Company was provided $76.2 million more cash from financing activities compared to the prior year, primarily due to increased deposit growth of $76.8 million. The Company used $2.0 million more cash in 2021 compared to 2020 for net long-term debt activity and short-term borrowings activity used $5.0 million less cash in 2021 compared to 2020. The Company used $7.1 million more in cash for stock related activities in 2021 compared to 2020. The decrease was primarily due to $6.7 million increase in common stock repurchased, and an increase in common dividends paid in 2021. The Company used $3.5 million less cash in 2021 compared to 2020 for activity related to subordinated notes.
The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2021, the level of net cash used in investing increased to $256.0 million from $192.7 million in 2020. The increase in cash used was primarily the result of cash used for purchases of investment securities partially offset by a decrease in cash used for loan activities. Cash used for loan activities decreased $167.6 million from $163.3 million, for the year ended for the year ended December 31, 2020 to cash provided of $4.3 million for the year ended December 31, 2021. Cash used increased as principal received on loans in 2021 decreased over the prior year comparable period primarily due to decreased PPP originations in 2021 compared to the prior year. Cash used for the purchase of investment securities increased $178.3 million from $178.3 million for the year ended December 31, 2020 to $327.7 million for the year ended December 31, 2021. Cash used increased $49.5 million as total proceeds from sales and principal payments of securities for year ended December 31, 2021 decreased compared to the year ended December 31, 2020.
Operating activities provided cash of $33.2 million for the year ended December 31, 2021 compared to $28.1 million of cash provided for the same period of 2020.
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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2021 and 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 11 of the Consolidated Financial Statements.
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
For the years ended December 31, 2021 and 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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

It is management’s goal to manage the Bank's portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2021, and 2020, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. As of December 31, 2021, the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at December 31, 2021, interest rate shocks of -100, -200, -300, and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income ("NII")
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2021	(1.54)%	(0.74)%	(1.13)%
December 31, 2020	(1.28)%	(0.23)%	(1.17)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity ("EVE")
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2021	24.45%	15.16%	(25.07)%
December 31, 2020	52.00%	32.00%	(47.00)%

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
Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the Board of Directors (the "Committee") is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.
Management assessed the Company's system of internal control over financial reporting as of December 31, 2021. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The 2021 financial statements have been audited by the independent registered public accounting firm of Dixon Hughes Goodman LLP (“DHG”). Personnel from DHG were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from DHG accompanies the financial statements. DHG did not issue nor were they required to issue a report on the effectiveness of internal control over financial reporting.

/s/ William J. Pasenelli	/s/ Todd L. Capitani
William J. Pasenelli	Todd L. Capitani
Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 3, 2022	March 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
The Community Financial Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the "Company") as of December 31, 2021, and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for years ended December 31, 2021, and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Allowance for Loan Losses ("ALL")
Management describes their accounting policies and provides additional disclosure regarding the ALL in Notes 1 and 3 to the consolidated financial statements. As described in Note 3, the ALL totaled $18.4 million as of December 31, 2021. The ALL consists of general and specific components. The general component is based upon historical loss experience adjusted for qualitative risk factors. The specific allowance relates to estimated losses on individually evaluated impaired loans. Management determines the qualitative factor allowance based on evaluation of various internal and external environmental conditions, including charge-offs, delinquencies, classified loans, loan concentrations and the rate of portfolio segment growth as well as an assessment of the current regulatory environment, the quality of credit administration and loan portfolio management and national and local economic trends.
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
Tysons, Virginia
March 3, 2022

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$108,990	$56,887
Interest-bearing deposits with banks	30,664	20,178
Securities available for sale ("AFS"), at fair value	497,839	246,105
Equity securities carried at fair value through income	4,772	4,855
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	1,472	2,777
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	26,398	107,960
Portfolio loans receivable net of allowance for loan losses ("ALLL") of $18,417 and $19,424	1,560,393	1,486,115
Net loans	1,586,791	1,594,075
Goodwill	10,835	10,835
Premises and equipment, net	21,427	20,271
Premises and equipment held for sale	—	430
Other real estate owned ("OREO")	—	3,109
Accrued interest receivable	5,588	8,717
Investment in bank owned life insurance	38,932	38,061
Core deposit intangible	1,032	1,527
Net deferred tax assets	9,033	7,909
Right of use assets - operating leases	6,124	7,831
Other assets	3,600	2,665
Total Assets	$2,327,306	$2,026,439
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$445,778	$362,079
Interest-bearing deposits	1,610,386	1,383,523
Total deposits	2,056,164	1,745,602
Long-term debt	12,231	27,302
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes - 4.75%, net of debt issuance costs	19,510	19,526
Lease liabilities - operating leases	6,343	8,088
Accrued expenses and other liabilities	12,925	15,908
Total Liabilities	2,119,173	1,828,426
Stockholders' Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,718,528 and 5,903,613 shares, respectively	57	59
Additional paid in capital	96,896	95,965
Retained earnings	113,448	97,944
Accumulated other comprehensive (loss) income	(1,952)	4,504
Unearned ESOP shares	(316)	(459)
Total Stockholders' Equity	208,133	198,013
Total Liabilities and Stockholders' Equity	$2,327,306	$2,026,439
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2021	2020
Interest and Dividend Income
Loans, including fees	$65,476	$65,731
Interest and dividends on investment securities	4,992	5,170
Interest on deposits with banks	91	172
Total Interest and Dividend Income	70,559	71,073
Interest Expense
Deposits	2,601	7,681
Short-term borrowings	—	111
Long-term debt	1,524	2,364
Total Interest Expense	4,125	10,156
Net Interest Income	66,434	60,917
Provision for loan losses	586	10,700
Net Interest Income After Provision for Loan Losses	65,848	50,217
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	528	174
Gain on sale of assets	68	6
Net gains on sale of investment securities	586	1,384
Unrealized (loss) gain on equity securities	(139)	101
Loss on premises and equipment held for sale	(25)	—
Income from bank owned life insurance	871	881
Service charges	4,301	3,490
Referral fee income	1,822	2,380
Net gain on sale of loans originated for sale	85	—
Loss on sale of loans	(191)	—
Total Noninterest Income	7,906	8,416
Noninterest Expense
Compensation and benefits	21,035	19,553
Occupancy expense	2,836	3,010
Advertising	500	525
Data processing expense	3,772	3,671
Professional fees	2,857	2,413
Depreciation of premises and equipment	558	605
FDIC Insurance	602	939
OREO valuation allowance and expenses	1,456	3,200
Core deposit intangible amortization	495	591
Fraud losses	1,260	79
Other expenses	3,781	3,417
Total Noninterest Expense	39,152	38,003
Income before income taxes	34,602	20,630
Income tax expense	8,716	4,494
Net Income	$25,886	$16,136

Earnings Per Common Share
Basic	$4.47	$2.74
Diluted	$4.47	$2.74
Cash dividends paid per common share	$0.58	$0.50
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	Years Ended December 31,
	2021	2020
Net Income	$25,886	$16,136
Net unrealized holding (loss) gain arising during period, net of tax (benefit) expense of $(2,428) and $657, respectively	(6,889)	1,977
Reclassification adjustment for income included in net income, net of tax expense of $153 and $361, respectively	433	1,023
Comprehensive Income	$19,430	$19,136
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021 and 2020

(dollars in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2020	$59	$95,474	$85,059	$1,504	$(602)	$181,494
Net Income	—	—	16,136	—	—	16,136
Unrealized holding gains on investment securities net of tax of $1,018	—	—	—	3,000	—	3,000
Cash dividend at $0.50 per common share	—	—	(2,819)	—	—	(2,819)
Net change in fair market value below cost of leveraged ESOP shares released	—	(39)	—	—	—	(39)
Dividend reinvestment	—	134	(134)	—	—	—
Net change in unearned ESOP shares	—	—	—	—	143	143
Repurchase of common stock	—	—	(298)	—	—	(298)
Stock based compensation	—	396	—	—	—	396
Balance at December 31, 2020	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	25,886	—	—	25,886
Unrealized holding losses on investment securities net of tax of $(2,275)	—	—	—	(6,456)	—	(6,456)
Cash dividend at $0.58 per common share	—	—	(3,170)	—	—	(3,170)
Net change in fair market value below cost of leveraged ESOP shares released	—	2	—	—	—	2
Dividend reinvestment	—	168	(168)	—	—	—
Net change in unearned ESOP shares	—	—	—	—	143	143
Repurchase of common stock	(2)	—	(7,044)	—	—	(7,046)
Stock based compensation	—	761	—	—	—	761
Balance at December 31, 2021	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$25,886	$16,136
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	586	10,700
Depreciation and amortization	1,490	1,631
Provision for loss on premises held for sale	25	—
Loans originated for resale	(5,135)	—
Proceeds from sale of loans originated for sale	5,239	—
Net gain on sale of loans held for sale	(85)	—
Loss on sale of loans	191	—
Net (gain) loss on the sale of OREO	(17)	9
Gains on sales of investment securities	(586)	(1,384)
Unrealized loss (gain) on equity securities	139	(101)
Gain on sale of assets	(68)	(6)
Net amortization of premium/discount on investment securities	1,266	163
Net accretion of premiums and discounts	(417)	(605)
Amortization of debt issuance costs	(16)	10
Amortization of core deposit intangible	495	591
Amortization of right of use asset	395	551
Net change in right of use assets and lease liabilities	(377)	(407)
Increase in OREO valuation allowance	1,387	3,022
Increase in cash surrender value of bank owned life insurance	(871)	(881)
Decrease (increase) in deferred income tax benefit	1,151	(2,757)
Decrease (increase) in accrued interest receivable	3,129	(3,698)
Stock based compensation	761	396
Net change due to deficit of fair market value below cost of leveraged ESOP shares released	2	(39)
Decrease in net deferred loan costs	2,565	2,975
(Decrease) increase in accrued expenses and other liabilities	(2,983)	568
(Increase) decrease in other assets	(935)	1,209
Net Cash Provided by Operating Activities	33,217	28,083

Cash Flows from Investing Activities
Purchase of AFS investment securities	(327,693)	(149,426)
Proceeds from redemption or principal payments of AFS investment securities	53,952	40,952
Proceeds from sale of AFS investment securities	12,540	75,711
Net decrease of FHLB and FRB stock	1,305	670
Net change in loans	(7,625)	(163,271)
Purchase of premises and equipment	(2,645)	(255)
Proceeds from sale of OREO	1,739	2,872
Proceeds from sale of loans	11,965	—
Proceeds from disposal of asset	416	21
Net Cash Used in Investing Activities	$(256,046)	$(192,726)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

(dollars in thousands)	Years Ended December 31,
	2021	2020
Cash Flows from Financing Activities
Net increase in deposits	$310,562	$233,765
Proceeds from long-term debt	—	164,036
Payments of long-term debt	(15,071)	(177,104)
Net decrease in short term borrowings	—	(5,000)
Proceeds from subordinated notes - 4.75%	—	19,516
Payments of subordinated notes - 6.25%	—	(23,000)
Dividends paid	(3,170)	(2,819)
Net change in unearned ESOP shares	143	143
Repurchase of common stock	(7,046)	(298)
Net Cash Provided by Financing Activities	285,418	209,239
Increase in Cash and Cash Equivalents	62,589	44,596

Cash and Cash Equivalents - January 1	77,065	32,469
Cash and Cash Equivalents - December 31	$139,654	$77,065

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$4,386	$9,072
Income taxes	$8,119	$7,133

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$220	$303
Transfer from loans to OREO	$—	$1,240
See notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Community Financial Corporation and its wholly-owned subsidiary Community Bank of the Chesapeake (the “Bank”), (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.
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
The Bank is headquartered in Southern Maryland. The Bank’s 11 branches are located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Bank has two operation centers located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia. The Bank maintains four loan production offices (“LPOs”) in La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.
Use of Estimates
In preparing Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the valuation of OREO, the valuation of goodwill and deferred tax assets.
COVID-19
The COVID-19 pandemic has impacted the Company's customers abilities to fulfill their financial obligations. In response to the likely effects on the economy from the pandemic, the Federal Open Market Committee reduced the federal funds rate from a target range of 1.50% to 1.75% to a target range of 0% to 0.25%. These reductions in interest rates along with other effects of the COVID-19 outbreak impacted the Company's financial condition and results of operations.
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located in or near Fredericksburg, Virginia and the Southern Maryland counties of Calvert, Charles and St. Mary’s. Notes 2 and 3 discuss the types of securities and loans held by the Company. The Company does not have significant concentration in any one customer or industry.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. At December 31, 2021 and 2020 the Company had no HTM securities. See Note 2 Securities for additional information. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2021 and 2020. Securities not classified as HTM or trading securities are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily-determinable fair values are recorded at fair value with unrealized gains and losses included in noninterest income in the consolidated statements of income.
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
Loans Held for Sale
Loans originated and held for sale are carried at fair market. Loans held for sale include fixed-rate single-family residential loans under contract to be sold in the secondary market. These loans are sold with mortgage servicing rights retained. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach or representation or warranties, or documentation deficiencies.
Fair value of loans held for sale is determined based on prevailing market prices for loans with similar risk characteristics or sale contract prices. Declines in fair value below cost are recognized in net gain on sale of loans. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized as a component of non-interest income.
The Bank had no loans held for sale at December 31, 2021 and 2020, respectively, and sold 28 1-4 family residential mortgage loans for the year ended December 31, 2021.
The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank uses "best efforts" forward loan sale commitments. Under a "best efforts" contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor. The investor commits to a price, representing the premium on the day the borrower commits to an interest rate. The investor commitment locks in the price of the loan which protects the Bank from subsequent changes in interest rates. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, very little gain or loss should occur on the interest rate lock commitments.

In circumstances where the Company does not deliver the whole loan to an investor, but rather elects to retain the loan in its portfolio, the loan is transferred from held for sale to loans at fair value at the date of transfer.
The Bank has mortgage banking derivative financial instruments that are included in other assets and are related to interest rate lock commitments. The notional value of the mortgage banking derivative financial instruments was $1.2 million at December 31, 2021 and zero at December 31, 2020. The fair value of these mortgage banking derivative instruments was $28,000 at December 31, 2021 and zero at December 31, 2020. Loan, appraisal, credit and miscellaneous charges includes a $28,000 net gain related to mortgage banking derivative instruments for the year ended December 31, 2021 as compared to zero for the year ended December 31, 2020.
Loans Receivable
The Company originates real estate mortgages, construction and land development loans, commercial loans and consumer loans. A substantial portion of the loan portfolio comprises loans throughout Southern Maryland and the Fredericksburg area of Virginia. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and economic conditions in this area.
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
In addition, subsequent to acquisition, management periodically evaluates estimated cash flows expected to be collected. These evaluations require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Estimates of cash flows for PCI loans require significant judgment given the impact of property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.
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
Consumer loans, excluding credit card loans, are typically charged-off no later than 90 days past due. Credit card loans are typically charged-off no later than 180 days past due. Mortgage and commercial loans are fully or partially charged-off when in management’s judgment all reasonable efforts to return a loan to performing status have occurred. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

In 2019 the Bank entered into a Servicing and Intercreditor Agreement ("SIA") with a correspondent bank which allows us to offer interest rate protection to our customers. In most cases, the Bank is paid a referral fee for these transactions which is recognized at inception.
COVID-19 Deferrals
On March 22, 2020, federal banking regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("the agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customer affected by the Coronavirus. The interagency statement impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors." ("ASC 310-40"), a restructuring of debt constitutes a trouble debt restructure ("TDR") if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers, who were current prior to any relief, are not to be considered TDRs. This includes modification such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Under current law modifications were required to be executed between March 1, 2020, and the earlier of (A) January 1, 2022 or (B) 60 after the date on which the national COVID-19 emergency terminates.
The Company offered payment deferral programs for customers who were adversely affected by the pandemic. Depending on the need of the client, the Company deferred full or partial loan payments up to 180 days. Interest and fees accrued to income until the loan is placed on nonaccrual status, at which time interest income and fees accrued would be reversed. As of December 31, 2021 there were no COVID-19 deferral agreements compared to $35.4 million at December 31, 2020.
Under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, borrowers who were not considered past due prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due or nonaccrual for regulatory and financial reporting during the deferral period. If new information during the deferral period indicates that there is evidence of default, the Bank will change the classification rating and accrual status. As of December 31, 2021 there were previously COVID-19 deferred loans of $3.9 million (4 relationships with $3.8 million current and $0.1 million delinquent) deemed to be non-accrual and substandard based on internal reviews. As of December 31, 2020 there were $3.4 million of COVID-19 deferred loans deemed to be non-accrual and substandard.
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

The specific component of the allowance for loan losses relates to individual impaired loans with an identified impairment loss. The Company evaluates substandard and doubtful classified loans, loans delinquent 90 days or greater, non-accrual loans and TDRs to determine whether a loan is impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In determining impairment, management considers payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, considering the length of the delay, the reasons for the delay, the borrower’s payment record and the amount of the shortfall in relation to the principal and interest owed. Loans not impaired are included in the pool of loans evaluated in the general component of the allowance.

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
Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful lives of premises and equipment are capitalized. For the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $1.5 million and $1.6 million, respectively.
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The Company leases certain properties and land under operating leases. The Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The right of use assets and lease liabilities are impacted by the length of the lease term and the rate used to discount the minimum lease payments to present value. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

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
Other Real Estate Owned (“OREO”)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the estimated fair value at the date of foreclosure less selling costs, establishing a new initial cost basis. Subsequent to foreclosure, management performs periodic valuations, and the assets are carried at the lower of the initial cost basis or estimated fair value less the cost to sell. Based on updated valuations, the Bank has the ability to reverse valuation allowances recorded up to the amount of the initial cost basis. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest expense. Gains or losses on disposition are included in noninterest expense.
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

Accounting Pronouncements Pending Adoption
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
In December 2019, the FASB issued ASU No 2019-10, Financial Instruments - Credit Losses (Topic 326). This update amends the effective date of ASU 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The FASB has issued other ASUs that clarify items related to ASU 2016-13. The Company adopted this guidance effective January 1, 2022.
Our estimates are derived using one-year reasonable and supportable economic forecasts with subsequent one-year reversion to the historical mean loss rates. For loans that share similar risk characteristics and are collectively assessed, the Company uses a probability of default/ loss given default cash flow method to determine the expected losses at the loan level. Loans that do not share similar risk characteristics are evaluated on an individual basis. Based on forecasted economic conditions and portfolio balances as of January 1, 2022, we expect to recognize an increase to the opening allowance for credit losses in the range of $2.0 million to $3.0 million. The increase is primarily related to the change in methodology from estimating losses incurred as of the balance sheet date to estimating lifetime credit losses required by the CECL standard. The ultimate impact may change as we finalize our implementation controls and processes.
The impact of adoption will not be significant to the Bank's regulatory capital. The Bank will not elect to phase-in, over a three-year period, the standard's initial impact on regulatory capital as permitted by the regulatory transition rules.
ASU 2019-05 - Financial Instruments-Credit Losses (Topic 326). In May 2019, the FASB issued ASU No. 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to HTM debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company intends to adopt ASU 2019-05 concurrently upon adoption of ASU 2016-13. The adoption of CECL is not expected to have a material effect on available-for-sale securities, which are predominantly composed of mortgage-backed securities issued by government sponsored entities and U.S. agencies and U.S. government obligations.
ASU 2020-04 - Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing alternatives rates consistent with industry timelines.

NOTE 2 – SECURITIES
Amortized cost and fair values of investment securities at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential mortgage-backed securities ("MBS")	$121,125	$1,057	$2,266	$119,916
Residential collateralized mortgage obligations ("CMOs")	198,780	710	2,367	197,123
U.S. Agency	14,433	11	140	14,304
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	220	5	4	221
Student loan trust ABSs	56,422	438	286	56,574
Municipal bonds	92,556	1,169	884	92,841
U.S. government obligations	16,942	—	82	16,860
Total AFS Securities	$500,478	$3,390	$6,029	$497,839

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$—	$4,772
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$505,457	$3,390	$6,029	$502,818

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$33,248	$1,735	$30	$34,953
Residential CMOs	125,564	2,180	297	127,447
Asset-backed securities issued by Others:
Residential CMOs	292	5	9	288
Student loan trust ABSs	37,141	386	88	37,439
Municipal bonds	42,268	2,210	—	44,478
U.S. government obligations	1,500	—	—	1,500
Total AFS Securities	$240,013	$6,516	$424	$246,105

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$—	$4,855
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$245,075	$6,516	$424	$251,167

At December 31, 2021, and December 31, 2020 securities with an amortized cost of $50.9 million and $48.2 million were pledged to secure certain customer deposits.
The Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million for the year ended December 31, 2021. During the year ended December 31, 2020, the Company recognized net gains of $1.4 million on the sale of AFS securities with aggregate carrying values of $62.5 million.
The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2021. The Company has no intent to sell these securities, and maintains the ability to hold them until all principal of the securities has been recovered. Declines in the fair values of these securities are due to interest rate movements. As of December 31, 2021, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe it will sustain any material realized losses as a result of the current temporary decline in fair value. No charges related to OTTI were made during for the years ended December 31, 2021 and December 31, 2020. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2021 and 2020 were as follows:

December 31, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$205,891	$3,997	$41,327	$776	$247,218	$4,773
Residential CMOs	—	—	57	4	57	4
Student Loan Trust ABSs	21,640	281	2,226	5	23,866	286
Municipal bonds	47,314	776	6,696	108	54,010	884
U.S. government obligations	14,860	82	1,999	—	16,859	82
	$289,705	$5,136	$52,305	$893	$342,010	$6,029

December 31, 2020	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$32,281	$320	$670	$7	$32,951	$327
Residential CMOs	—	—	87	9	87	9
Student Loan Trust ABSs	12,511	88	—	—	12,511	88
	$44,792	$408	$757	$16	$45,549	$424
Maturities
The amortized cost and estimated fair value of debt securities at December 31, 2021, and December 31, 2020 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$36,859	$36,665	$36,165	$37,084
Over one year through five years	121,308	120,668	60,669	62,209
Over five years through ten years	191,166	190,158	67,158	68,862
After ten years	151,145	150,348	76,021	77,950
Total AFS securities	$500,478	$497,839	$240,013	$246,105

NOTE 3 – LOANS
Loans consist of the following:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Total	% of Gross Loans	Total	% of Gross Loans
Portfolio Loans:
Commercial real estate	$1,115,485	70.66%	$1,049,147	69.75%
Residential first mortgages	91,120	5.77%	133,779	8.89%
Residential rentals	195,035	12.35%	139,059	9.24%
Construction and land development	35,590	2.25%	37,520	2.49%
Home equity and second mortgages	25,638	1.62%	29,129	1.94%
Commercial loans	50,574	3.20%	52,921	3.52%
Consumer loans	3,002	0.19%	1,027	0.07%
Commercial equipment	62,499	3.96%	61,693	4.10%
Gross portfolio loans	1,578,943	100.00%	1,504,275	100.00%
Adjustments:
Net deferred (fees) costs	(133)	(0.01)%	1,264	0.08%
Allowance for loan losses	(18,417)	(1.17)%	(19,424)	(1.29)%
	(18,550)		(18,160)
Net portfolio loans	1,560,393		1,486,115

Gross U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	27,276		110,320
Net deferred fees	(878)		(2,360)
Net U.S. SBA PPP loans	26,398		107,960
Total net loans	$1,586,791		$1,594,075

Total gross loans	$1,606,219		$1,614,595
The Company has segregated its loans into portfolio loans and U.S. SBA PPP loans.
Deferred Costs/Fees
Net deferred costs consist of fees paid by customers offset by the estimated costs to produce the loans. U.S. SBA PPP deferred fees consist of fees paid by the SBA offset by estimated costs. Deferred fees and costs are amortized into interest income as loans are repaid or forgiven.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are made primarily within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At December 31, 2021 and 2020, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:

Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.5% and 6.9% of the CRE portfolio at December 31, 2021 and 2020, respectively. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $18.9 million or 1.2% of total gross portfolio loans of $1.58 billion at December 31, 2021 compared to $33.6 million or 2.2% of total gross portfolio loans of $1.61 billion at December 31, 2020.

As of December 31, 2021, and 2020, the Bank serviced $20.9 million and $23.9 million, respectively, in residential mortgage loans for others.
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
Construction and Land Development
The Bank offers loans for the construction of residential dwellings. These loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land. Construction and Land Development loans are dependent on the successful completion of the underlying project, or the borrowers guarantee to repay the loan. As such, they are subject to the risks of the project including changing prices and interest rates. The repayment of these loans is also dependent on the borrower’s ability to successfully manage the construction and development activities.
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
Consumer Loans
Consumer loans consist of loans secured by automobiles, boats, recreational vehicles and trucks. The Bank also makes home improvement loans and offers both secured and unsecured personal lines of credit and credit cards. The repayment of these loans is dependent on the continued financial stability of the customer.

Commercial Equipment Loans
These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other security. Commercial loans are of higher risk and these loans are dependent on the success of the underlying business or the strength of the guarantor.
U.S. SBA PPP Loans
U.S. SBA PPP loans are fully guaranteed by the Small Business Administration and the Bank's ALLL does not include an allowance for U.S. SBA PPP loans. Management believes all U.S. SBA PPP loans were underwritten in accordance with the program's guidelines.
Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of December 31, 2021 and 2020 were as follows:

(dollars in thousands)	December 31, 2021
	Non- accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,890	$4,890
Residential first mortgages	450	—	450
Residential rentals	252	690	942
Home equity and second mortgages	202	399	601
Commercial equipment	—	691	691
	$904	$6,670	$7,574

U.S. SBA PPP loans	$57	$—	$57

(dollars in thousands)	December 31, 2020
	Non- accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$11,428	$5,184	$16,612
Residential first mortgages	335	459	794
Residential rentals	—	275	275
Home equity and second mortgages	202	293	495
Commercial equipment	—	46	46
	$11,965	$6,257	$18,222
Non-accrual loans at December 31, 2020 included three TDRs totaling $1.5 million. There were no non-accrual TDR loans at December 31, 2021.
Non-accrual loans which did not have a specific allowance for impairment, amounted to $7.4 million and $12.4 million at December 31, 2021 and 2020, respectively. Interest due but not recognized on these balances at December 31, 2021 and 2020 was $0.1 million and $0.4 million, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $0.3 million and $5.8 million at December 31, 2021 and 2020, respectively. Interest due but not recognized on these balances at December 31, 2021 and 2020 was $0.0 million and $0.4 million, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Purchase Credit Impaired ("PCI") loans are included as a single category in the table below as management believes, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition.

An analysis of past due loans as of December 31, 2021 and 2020 was as follows:

(dollars in thousands)	December 31, 2021
	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$—	$—	$1,116	$1,114,369	$1,115,485
Residential first mortgages	—	277	450	727	—	90,393	91,120
Residential rentals	—	42	252	294	—	194,741	195,035
Construction and land dev.	—	—	—	—	—	35,590	35,590
Home equity and second mtg.	200	—	202	402	—	25,236	25,638
Commercial loans	—	—	—	—	—	50,574	50,574
Consumer loans	—	—	—	—	—	3,002	3,002
Commercial equipment	—	—	—	—	—	62,499	62,499
Total portfolio loans	$200	$319	$904	$1,423	$1,116	$1,576,404	$1,578,943

U.S. SBA PPP loans	$9	$40	$57	$106	$—	$27,170	$27,276

(dollars in thousands)	December 31, 2020
	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$11,428	$11,428	$1,572	$1,036,147	$1,049,147
Residential first mortgages	—	—	335	335	—	133,444	133,779
Residential rentals	—	—	—	—	—	139,059	139,059
Construction and land dev.	—	—	—	—	—	37,520	37,520
Home equity and second mtg.	167	—	202	369	406	28,354	29,129
Commercial loans	—	—	—	—	—	52,921	52,921
Consumer loans	8	—	—	8	—	1,019	1,027
Commercial equipment	—	4	—	4	—	61,689	61,693
Total portfolio loans	$175	$4	$11,965	$12,144	$1,978	$1,490,153	$1,504,275

U.S. SBA PPP loans	$—	$—	$—	$—	$—	$110,320	$110,320
There were no loans that were past due 90 days or greater accruing interest at December 31, 2021 and 2020.
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at December 31, 2021 and 2020 were as follows:

(dollars in thousands)	December 31, 2021
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$4,994	$4,797	$93	$4,890	$93	$4,866	$254
Residential first mortgages	879	866	—	866	—	874	32
Residential rentals	982	942	—	942	—	959	48
Home equity and second mtg.	626	601	—	601	—	604	14
Commercial equipment	1,200	1,022	173	1,195	173	2,184	99
Total	$8,681	$8,228	$266	$8,494	$266	$9,487	$447

(dollars in thousands)	December 31, 2020
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$17,952	$11,915	$5,799	$17,714	$1,316	$17,729	$361
Residential first mortgages	2,001	1,989	—	1,989	—	2,043	70
Residential rentals	626	625	—	625	—	643	32
Home equity and second mtg.	568	555	—	555	—	559	15
Commercial equipment	527	472	40	512	40	531	30
Total	$21,674	$15,556	$5,839	$21,395	$1,356	$21,505	$508
TDRs, included in the impaired loan schedules above, as of December 31, 2021 and 2020 were as follows:

(dollars in thousands)	December 31, 2021		December 31, 2020
	Dollars	Number of Loans	Dollars	Number of Loans
Commercial real estate	$—	—	$1,376	2
Residential first mortgages	—	—	247	2
Commercial equipment	447	1	471	2
Total TDRs	447	1	2,094	6
Less: TDRs included in non-accrual loans	—	—	(1,522)	(3)
Total accrual TDR loans	$447	1	$572	3
TDRs decreased from $2.1 million at December 31, 2020 to $0.4 million at December 31, 2021. TDRs that are included in non-accrual are classified as non-accrual loans solely for the calculation of financial ratios. There were no specific reserves for the one TDR of $0.4 million at December 31, 2021. The Company had specific reserve $0.4 million on one TDRs totaling $1.3 million at December 31, 2020.
During the year ended December 31, 2021, TDR disposals, which included payoffs and refinancing consisted of five loans totaling $1.6 million. TDR loan principal curtailment was $19,000 for the year ended December 31, 2021. There were no TDRs added during the year ended December 31, 2021. During the year ended December 31, 2020, TDR disposals, which included payoffs and refinancing decreased by three loans totaling $0.1 million. TDR loan principal curtailment was $0.1 million for the year ended December 31, 2020. There were $0.2 million TDRs added during the year ended December 31, 2020.
Interest income of $16,000 and $96,000 was recognized on outstanding TDR loans for the years ended December 31, 2021 and 2020, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2021 and 2020 was 3.62% and 4.60%, respectively.

Allowance for Loan Losses ("ALLL")
The following tables detail activity in the ALLL at and for the years ended December 31, 2021 and 2020, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,920)	$6	$1,265	$13,095
Residential first mortgages	1,305	(142)	—	(161)	1,002
Residential rentals	1,413	(46)	—	808	2,175
Construction and land development	401	—	—	(141)	260
Home equity and second mortgages	261	—	5	8	274
Commercial loans	1,222	(76)	543	(1,107)	582
Consumer loans	20	—	—	38	58
Commercial equipment	1,058	(34)	71	(124)	971
Total	$19,424	$(2,218)	$625	$586	$18,417
** There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

Year Ended	December 31, 2020
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$7,398	$(944)	$17	$7,273	$13,744
Residential first mortgages	464	—	—	841	1,305
Residential rentals	397	—	—	1,016	1,413
Construction and land development	273	—	—	128	401
Home equity and second mortgages	149	(53)	9	156	261
Commercial loans	1,086	(1,027)	20	1,143	1,222
Consumer loans	10	(6)	—	16	20
Commercial equipment	1,165	(328)	94	127	1,058
Total	$10,942	$(2,358)	$140	$10,700	$19,424
** There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

The following tables detail loan receivable and allowance balances at December 31, 2021 and 2020, respectively.

	December 31, 2021				December 31, 2020
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$4,890	$1,109,479	$1,116	$1,115,485	$17,714	$1,029,861	$1,572	$1,049,147
Residential first mortgages	866	90,254	—	91,120	1,989	131,790	—	133,779
Residential rentals	942	194,093	—	195,035	625	138,434	—	139,059
Construction and land development	—	35,590	—	35,590	—	37,520	—	37,520
Home equity and second mortgages	601	25,037	—	25,638	555	28,168	406	29,129
Commercial loans	—	50,574	—	50,574	—	52,921	—	52,921
Consumer loans	—	3,002	—	3,002	—	1,027	—	1,027
Commercial equipment	1,195	61,304	—	62,499	512	61,181	—	61,693
	$8,494	$1,569,333	$1,116	$1,578,943	$21,395	$1,480,902	$1,978	$1,504,275

Allowance for loan losses:
Commercial real estate	$93	$13,002	$—	$13,095	$1,316	$12,428	$—	$13,744
Residential first mortgages	—	1,002	—	1,002	—	1,305	—	1,305
Residential rentals	—	2,175	—	2,175	—	1,413	—	1,413
Construction and land development	—	260	—	260	—	401	—	401
Home equity and second mortgages	—	274	—	274	—	261	—	261
Commercial loans	—	582	—	582	—	1,222	—	1,222
Consumer loans	—	58	—	58	—	20	—	20
Commercial equipment	173	798	—	971	40	1,018	—	1,058
	$266	$18,151	$—	$18,417	$1,356	$18,068	$—	$19,424
Credit Quality Indicators
Credit quality indicators as of December 31, 2021 and 2020 were as follows:
Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Real Estate		Construction and Land Dev.		Residential Rentals
	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Unrated	$—	$162,434	$—	$1,036	$—	$47,605
Pass	1,111,857	866,648	35,590	36,484	194,093	90,633
Special mention	—	2,417	—	—	—	821
Substandard	3,628	17,648	—	—	942	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,115,485	$1,049,147	$35,590	$37,520	$195,035	$139,059

(dollars in thousands)	Commercial Loans		Commercial Equipment		Total Commercial Portfolios
	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Unrated	$—	$12,962	$—	$26,585	$—	$250,622
Pass	50,574	39,959	62,326	31,091	1,454,440	1,064,815
Special mention	—	—	—	3,977	—	7,215
Substandard	—	—	173	40	4,743	17,688
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,574	$52,921	$62,499	$61,693	$1,459,183	$1,340,340

(dollars in thousands)	Non-Commercial Portfolios**		U.S. SBA PPP Loans		Total All Portfolios
	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Unrated	$100,403	$136,792	$27,276	$110,320	$127,679	$497,734
Pass	18,889	25,125	—	—	1,473,329	1,089,940
Special mention	—	457	—	—	—	7,672
Substandard	468	1,561	—	—	5,211	19,249
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$119,760	$163,935	$27,276	$110,320	$1,606,219	$1,614,595
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g., non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

(dollars in thousands)	Residential First Mortgages		Home Equity and Second Mtg.		Consumer Loans
	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Performing	$90,670	$133,444	$25,436	$28,927	$3,002	$1,027
Nonperforming	450	335	202	202	—	—
Total	$91,120	$133,779	$25,638	$29,129	$3,002	$1,027
A risk scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships are graded at inception and at a minimum annually. At December 31, 2020 and prior, only commercial loan relationships with an aggregate exposure to the Bank of $1,000,000 or greater are subject to being risk rated. During the quarter ended June 30, 2021, the Bank's policy was amended to risk rate all commercial loan relationships.
Home equity, second mortgages, consumer loans, and residential first mortgages are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages, home equity, second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are loans with an Other Assets Especially Mentioned (“OAEM”) or higher risk rating.
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
Rating 10 - Loss – Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be non-collectable.
PCI Loans and Acquired Loans
PCI loans had an unpaid principal balances of $1.5 million and $2.3 million and a carrying values of $1.1 million and $2.0 million at December 31, 2021 and December 31, 2020, respectively. PCI loans represented 0.05% and 0.10% of total assets at December 31, 2021 and December 31, 2020, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount expected cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference.
A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2021 and 2020 follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Accretable yield, beginning of period	$342	$677
Accretion	(117)	(225)
Reclassification from nonaccretable difference	43	25
Other changes, net	55	(135)
Accretable yield, end of period	$323	$342
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the second and fourth quarters of 2021 and the fourth quarter of 2020 and resulted in a reclassification of $43,000 and $25,000, respectively, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount. Also, based on the recast, future expected cash flows, not related to the reclassification, decreased $0.1 million for the year ended December 31, 2021 and decreased $0.1 million for the year ended December 31, 2020.
The following is a summary of acquired and non-acquired loans as of December 31, 2021 and 2020:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2021	%	December 31, 2020	%
Acquired loans - performing	$41,066	2.56%	$58,999	3.66%
Acquired loans - purchase credit impaired ("PCI")	1,116	0.07%	1,978	0.12%
Total acquired loans	42,182	2.63%	60,977	3.78%
U.S. SBA PPP loans	27,276	1.70%	110,320	89.39%
Non-acquired loans**	1,536,761	95.67%	1,443,298	6.83%
Gross loans	1,606,219		1,614,595
Net deferred costs (fees)	(1,011)	(0.06)%	(1,096)	(0.07)%
Total loans, net of deferred costs	$1,605,208		$1,613,499
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.

At December 31, 2021 acquired performing loans, which totaled $41.1 million, included a $0.4 million net acquisition accounting fair market value adjustment, representing a 0.96% discount and PCI loans which totaled $1.1 million, included a $0.3 million adjustment, representing a 18.35% discount.
At December 31, 2020 acquired performing loans, which totaled $59.0 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount and PCI loans which totaled $2.0 million, included a $0.3 million adjustment, representing a 14.95% discount.
Related Party Loans
Included in loans receivable were loans made to executive officers and directors and their affiliates. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2021 and 2020, all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors and their related interests are summarized as follows:

(dollars in thousands)	At and For the Years Ended December 31,
	2021	2020
Balance, beginning of period	$16,367	$19,373
Loans and additions	2,218	1,569
Change in Directors' status	23,752	(2,617)
Repayments	(16,070)	(1,958)
Balance, end of period	$26,267	$16,367
In addition, the Bank had outstanding loans of $3.1 million and $7.6 million, respectively, for the years ended December 31, 2021 and 2020 to charitable and community organizations in which the Bank's executive officers and directors volunteer.
Loan Participations
The Bank sells portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank's sold participated loans with other lenders at December 31, 2021 and 2020 were $11.8 million and $17.4 million, respectively. The Bank may also buy loans, portions of loans, or participation certificates from other lenders to limit overall exposure. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary.
The Bank's purchased participation loans from other lenders at December 31, 2021 and 2020 were $4.3 million and $8.7 million, respectively. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of December 31, 2021	As of December 31, 2020

Goodwill	$10,835	$10,835

	As of December 31, 2021			As of December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset

Core deposit intangibles	$3,590	$(2,558)	$1,032	$3,590	$(2,063)	$1,527
Core deposit intangible is amortized on an accelerated basis over its estimated life of 8 years. Amortization expense related to intangible assets totaled $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020.
The estimated future amortization expense for intangible assets remaining as of December 31, 2021 is as follows:

(dollars in thousands)
2022	$398
2023	302
2024	205
2025	109
2026	18
$1,032
As of December 31, 2021, the Company did not have impairment to goodwill or CDI.
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
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2021 and concluded that there was no impairment at December 31, 2021.

NOTE 5 - PREMISES AND EQUIPMENT AND LEASE COMMITMENTS
A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2021 and 2020 follows:

(dollars in thousands)	December 31,
	2021	2020
Land	$4,957	$4,406
Building and improvements	25,087	25,043
Furniture and equipment	10,150	10,185
Automobiles	168	163
Total cost	40,362	39,797
Less accumulated depreciation	(18,935)	(19,526)
Premises and equipment, net	$21,427	$20,271
Operating Leases
The Company's operating lease agreements are primarily for branches and office space. Topic 842 requires operating lease agreements to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability. The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right of use asset, net	$6,124	$7,831
Operating lease liability	$6,343	$8,088
Weighted average remaining lease term	17.21 years	18.2 years
Weighted average discount rate	3.51%	3.52%
Remaining lease term - min	6.3 years	0.7 years
Remaining lease term - max	23.0 years	24.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

(dollars in thousands)	December 31, 2021	December 31, 2020

Operating lease cost	$635	$791

Cash paid for lease liability	$617	$697

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of December 31, 2021
Lease payments due:
Within one year	$530
After one but within two years	538
After two but within three years	543
After three but within four years	579
After four but within five years	594
After five years	5,826
Total undiscounted cash flows	8,610
Discount on cash flows	(2,267)
Total lease liability	$6,343
Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2021:

(dollar in thousands)
2022	$530
2023	538
2024	543
2025	579
2026	594
Thereafter	5,826
Total	$8,610
During the year ended December 31, 2021, the Company sold a small office condo held for sale with a fair value of $0.4 million that was recorded as a non-recurring Level 3 asset. The Company recorded an impairment of $25,000 based on fair value of the of the property during 2021.

NOTE 6 - OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties. An analysis of the activity follows.

(dollars in thousands)	Years Ended December 31,
	2021	2020
Balance at beginning of year	$3,109	$7,773
Additions of underlying property	—	1,240
Disposals of underlying property	(1,722)	(2,882)
Valuation allowance	(1,387)	(3,022)
Balance at end of period	$—	$3,109
Expenses applicable to OREO assets included the following.

(dollars in thousands)	Years Ended December 31,
	2021	2020
Valuation allowance	$1,387	$3,022
Losses (gains) on dispositions	(17)	9
Operating expenses	86	169
	$1,456	$3,200
The Company had $0.4 million of impaired loans secured by residential real estate for which formal foreclosure proceedings were in process at December 31, 2021. There were no loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2020.

NOTE 7 - DEPOSITS
Deposits consist of the following:

(dollars in thousands)	December 31,
	2021	2020
Noninterest-bearing demand	$445,778	$362,079
Interest-bearing:
Savings	119,767	98,783
Demand deposits	790,481	590,159
Money market deposits	372,717	340,725
Certificates of deposit	327,421	353,856
Total interest-bearing	1,610,386	1,383,523

Total Deposits	$2,056,164	$1,745,602
As of December 31, 2021, and 2020, there were $30.5 million and $17.2 million, respectively in deposit accounts held by executive officers and directors and their related interests of the Bank and Company. During 2021, we corrected our analysis with respect to insider related parties and as a result include additional relationships such as those involving extended family members, resulting in an adjustment of $6.6 million and an increase to the previously reported $10.6 million balance of related party deposits at December 31, 2020.
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at December 31, 2021, and 2020 was $57.6 million and $64.3 million, respectively.
At December 31, 2021 the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	December 31, 2021
Within one year	$256,854
Year 2	47,879
Year 3	8,454
Year 4	8,462
Year 5	5,772
$327,421

NOTE 8 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The Bank’s long-term debt and short-term borrowings consist of advances from the FHLB of Atlanta. In addition, during 2020 the Bank added the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to provide liquidity support, if needed, to fund U.S. SBA PPP loans. The Bank classifies debt based upon original maturity and does not reclassify debt to short-term status during its life. Long-term debt and short-term borrowings include fixed-rate long-term advances, short-term advances, daily advances and fixed-rate convertible advances.
Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-Rate	Fixed-Rate Convertible
December 31, 2021
Highest rate	2.75%	0.79%
Lowest rate	1.00%	0.79%
Weighted average rate	2.26%	0.79%
Matures through	2036	2030

December 31, 2020
Highest rate	2.75%	0.79%
Lowest rate	1.00%	0.43%
Weighted average rate	2.01%	0.59%
Matures through	2036	2030
Average rates of long-term debt, short-term borrowings, and PPPLF advances were as follows:

(dollars in thousands)	At or for the Year Ended December 31,
	2021	2020
Long-term debt
Long-term debt outstanding at end of period	$12,231	$27,302
Weighted average rate on outstanding long-term debt	0.82%	0.61%
Maximum outstanding long-term debt of any month end	27,296	67,359
Average outstanding long-term debt	23,072	53,615
Approximate average rate paid on long-term debt	0.95%	2.56%

Short-term borrowings
Short-term borrowings outstanding at end of period	$—	$—
Weighted average rate on short-term borrowings	—%	—%
Maximum outstanding short-term borrowings at any month end	—	27,000
Average outstanding short-term borrowings	—	8,156
Approximate average rate paid on short-term borrowings	—%	1.36%

PPPLF advances
PPPLF advances outstanding at end of period	$—	$—
Weighted average rate on PPPLF advances	—%	—%
Maximum outstanding PPPLF advances at any month end	—	127,674
Average outstanding PPPLF advances	—	60,360
Approximate average rate paid on PPPLF advances	—%	0.35%
The Bank’s fixed-rate debt generally consists of advances with monthly interest payments and principal due at maturity.

The Bank’s fixed-rate convertible long-term debt is callable by the issuer, after an initial period ranging from 3 months to 10 years. The instruments are callable at the end of the initial period. As of December 31, 2021, all fixed-rate convertible debt has passed its call date. As of December 31, 2020, all fixed-rate convertible debt was callable in 2021. All advances have a prepayment penalty, determined based upon prevailing interest rates.
During the year ended December 31, 2021, the Bank made prepayments of $15.0 million on long-term debt resulting in prepayment fees of $0.1 million. During the year ended December 31, 2020, the Bank paid off $10.0 million of maturing long-term debt and added two long-term fixed-rate convertible advances totaling $27.0 million, maturing in 2030 at 0.79% and 0.43%, respectively. The Bank made prepayments of $30.0 million on long-term debt resulting in prepayment fees of $0.6 million, during the year ended December 31, 2020.
During 2020, the Bank used the PPPLF to fund SBA PPP loans to ensure available borrowing availability from the FHLB was not impacted. Federal Reserve PPPLF advances are non-recourse and receive 100% value for the pledged PPP loan collateral. As of December 31, 2021, the Bank did not have any borrowings outstanding under the PPPLF. The Bank had access to this facility in 2021 for any new SBA PPP loans funded with legislation passed in December 2020 that authorized another round of federal government funding.
At December 31, 2021 and 2020, $0.2 million or 1.89% and $0.3 million or 1.11%, respectively, of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. The contractual maturities of long-term debt were as follows at December 31, 2021:

(dollars in thousands)	December 31, 2021
	Fixed-Rate	Fixed-Rate Convertible	Total

Due in 2022	$65	$—	$65
Due in 2023	—	—	—
Due in 2024	—	—	—
Due in 2025	—	—	—
Due in 2026	—	—	—
Thereafter	166	12,000	12,166
	$231	$12,000	$12,231
The Bank has lines available for short-term borrowings of less than a year. There were no daily or short-term advances as of December 31, 2021 and December 31, 2020.
Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of 1-4 family residential first mortgage loans, second mortgage loans, commercial real estate and investment securities. The Agreement limits total advances to 30% of assets, which were $697.8 million and $607.4 million at December 31, 2021 and 2020, respectively.
At December 31, 2021, $723.1 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2021, FHLB lendable collateral was valued at $605.7 million. At December 31, 2021, the Bank had total lendable pledged loans collateral at the FHLB of $192.0 million of which $116.8 million was available to borrow in addition to outstanding advances of $12.2 million and letter of credit of $63.0 million. Unpledged lendable securities collateral was $413.7 million, bringing total available borrowing capacity to $530.5 million at December 31, 2021.
At December 31, 2020, $542.6 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2020, FHLB lendable collateral was valued at $434.6 million. At December 31, 2020, the Bank had total lendable pledged loans collateral at the FHLB of $257.8 million of which $187.5 million was available to borrow in addition to outstanding advances of $27.3 million and letter of credit of $43.0 million. Unpledged lendable securities collateral was $176.8 million, bringing total available borrowing capacity to $364.3 million at December 31, 2020.

The Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $3.3 million and $6.0 million under this agreement at December 31, 2021 and 2020, respectively. In addition, the Bank has established unsecured short-term credit facilities with other commercial banks totaling $32.0 million and $32.0 million at December 31, 2021 and 2020. Additionally, the Bank has a $40.0 million repurchase credit facility. The repurchase facility requires the pledging of securities as collateral. $6.0 million and $7.8 million were outstanding loans under the Borrower in Custody or the unsecured and secured commercial lines at December 31, 2021 and 2020.
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
NOTE 10 – SUBORDINATED NOTES
On October 14, 2020, the Company issued $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes. The Company recognized amortization expense of $56,000 and $6,000 during the years ending December 31, 2021 and 2020, respectively.
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

As of December 31, 2021, and 2020, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Common equity		$208,133	$198,013	$236,561	$217,142
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(766)	(1,129)	(766)	(1,129)
AOCI (gains) losses		1,952	(4,504)	1,952	(4,504)
Common Equity Tier 1 Capital		198,484	181,545	226,912	200,674
TRUPs		12,000	12,000	—	—
Tier 1 Capital		210,484	193,545	226,912	200,674
Allowable reserve for credit losses and other Tier 2 adjustments		18,468	19,475	18,468	19,475
Subordinated notes		19,510	19,526	—	—
Tier 2 Capital		$248,462	$232,546	$245,380	$220,149

Risk-Weighted Assets ("RWA")		$1,665,296	$1,582,581	$1,663,831	$1,580,786

Average Assets ("AA")		$2,281,210	$2,025,061	$2,279,835	$2,023,325
Regulatory Min. Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.92%	11.47%	13.64%	12.69%
Tier 1 Capital to RWA	8.50	12.64	12.23	13.64	12.69
Tier 2 Capital to RWA	10.50	14.92	14.69	14.75	13.93
Tier 1 Capital to AA (Leverage) (2)	n/a	9.23	9.56	9.95	9.92
(1) The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2) Tier 1 Capital to AA ("Leverage") has no capital conservation buffer defined. The prompt corrective action ("PCA") well capitalized is defined as 5.00%.
Dividends paid by the Company are substantially funded by dividends received from the Bank. Federal and holding company regulations, as well as Maryland law, imposes certain restrictions on capital distributions, including dividend payments and share repurchases. These restrictions generally require advance approval from the Bank's regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
(dollars in thousands)	Net Unrealized Gains and Losses	Net Unrealized Gains and Losses
Beginning of period	$4,504	$1,504
Other comprehensive income
Other comprehensive (losses) gains, net of tax before reclassifications	(6,889)	1,977
Amounts reclassified from accumulated other comprehensive gain	433	1,023
Net other comprehensive loss	(6,456)	3,000
End of period	$(1,952)	$4,504
As of December 31, 2021 and 2020, reclassification adjustments were due to the gain on sale of AFS investment securities of $0.6 million and $1.4 million, respectively.
NOTE 13 - EARNINGS PER SHARE ("EPS")
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company related to outstanding unvested restricted stock and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.
As of December 31, 2021 and 2020, there were no unvested restricted stock and the performance stock unit awards were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands)	Years Ended December 31,
	2021	2020

Net Income	$25,886	$16,136

Average number of common shares outstanding	5,788,003	5,892,269
Dilutive effect of common stock equivalents	9,522	1,290
Average number of shares used to calculate diluted EPS	5,797,525	5,893,559

Earnings Per Common Share
Basic	$4.47	$2.74
Diluted	$4.47	$2.74

NOTE 14 - INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2021	2020
Current
Federal	$5,500	$6,412
State	2,065	839
	7,565	7,251

Deferred
Federal	949	(2,018)
State	202	(739)
	1,151	(2,757)

Income tax expense	$8,716	$4,494
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2021		2020
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$7,267	21.00%	$4,332	21.00%
State taxes net of federal benefit	1,631	4.71%	1,071	5.19%
Nondeductible expenses	71	0.21%	85	0.41%
Nontaxable income	(411)	(1.19%)	(396)	(1.91%)
Income tax apportionment adjustment	—	0.00%	(743)	(3.60)%
Other	158	0.46%	145	0.70%
	$8,716	25.19%	$4,494	21.79%
Income tax expense for 2020 was impacted by a change in the Company's state tax apportionment approach which was implemented during the first quarter of 2020 and included the effect of three years of amended income tax filings of the Company and Bank. Management determined the change in tax position qualified as a change in estimate under FASB ASC Section 250.

The net deferred tax assets in the accompanying balance sheets include the following components:

	2021	2020
Deferred tax assets
Allowance for loan losses	$4,758	$5,018
Deferred compensation	3,509	3,218
Lease liability	1,639	2,090
OREO valuation allowance & expenses	92	718
Unrealized loss on investment securities	684	—
Depreciation	159	158
Deferred fees	—	283
Other	—	287
	10,841	11,772
Deferred tax liabilities
Fair value adjustments for acquired assets and liabilities	92	111
FHLB stock dividends	102	102
Unrealized gain on investment securities	—	1,627
Right of use asset	1,582	2,023
Other	32	—
	1,808	3,863

	$9,033	$7,909
Retained earnings at December 31, 2021 and 2020 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $0.3 million at December 31, 2021 and 2020.
The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2018.

NOTE 15 - STOCK-BASED COMPENSATION
The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2015, the 2015 Equity Compensation Plan (the "Plan") was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule and the probability of achieving goals specified at the time of the grant.
Stock-based compensation expense totaled $0.8 million, and $0.4 million for the years ended December 31, 2021 and 2020, respectively, which consisted of grants of restricted stock, restricted stock units and performance stock units.
The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years.
During 2020, the Company granted restricted stock units to the Board of Directors and key employees. Service based awards vest between one and three years. Performance-based awards cliff vest in approximately three years from the date of grant, with payouts based on threshold, target or stretch average performance targets over a three-year period. There are two performance metrics: a three-year reported average return on average assets and a three-year reported average return on average equity. Both metrics are measured on a relative basis against a defined group of peer banks over the three-year period. The fair value of the restricted units is based on the Company's closing stock price on the date of grant. The recipients of the restricted stock units and the performance stock units do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares. At December 31, 2021, the fair value of restricted stock unit and performance stock unit awards vested during the year was $0.3 million.
The Company has outstanding restricted stock, restricted stock units, and performance stock units in accordance with the Plan. As of December 31, 2021 and 2020, unrecognized stock compensation expense was $1.1 million and $0.8 million, respectively. The following tables summarize the unvested restricted stock, restricted stock unit, and performance stock unit awards outstanding at December 31, 2021 and 2020 respectively.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	14,130	$32.77	19,161	$24.06	8,482	$22.64
Granted	—	—	18,198	27.13	8,327	24.60
Vested	(7,019)	34.61	(9,333)	23.61	—	—
Cancelled	(205)	32.44	(374)	24.60	—	—
Nonvested at December 31, 2021	6,906	$32.81	27,652	$26.22	16,809	$23.61

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	14,440	$25.79	—	$—	—	$—
Granted	9,065	33.42	19,161	24.06	8,482	22.64
Vested	(8,933)	34.02	—	—	—	—
Cancelled	(442)	33.81	—	—	—	—
Nonvested at December 31, 2020	14,130	$32.77	19,161	$24.06	8,482	$22.64

NOTE 16 - EMPLOYEE BENEFIT PLANS
The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of the Company by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended December 31, 2021, and 2020 totaled $0.1 million and $0.2 million, respectively. As of December 31, 2021 and 2020, the ESOP held 122,831 and 156,447 allocated shares and 8,995 and 13,175 unallocated shares. The approximate market values of the unallocated shares were $0.4 million and $0.3 million, respectively as of December 31, 2021 and 2020. The estimated value was determined using the Company’s closing stock price of $39.31 and $26.48 per share as of December 31, 2021 and 2020, respectively. In addition, salary and employee benefit expense for the years ended December 31, 2021 and December 31, 2020 included an increase of $2,000 and a decrease of $39,000, respectively, for the net change of fair market value of leveraged ESOP shares allocated.
The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan of $0.3 million and $0.5 million at December 31, 2021 and 2020, respectively. The Bank is a guarantor of the ESOP debt with the Company. Loan terms are at prime rate plus one-percentage point and amortize over 7 years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. During the year ended December 31, 2021, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes. There were no purchases by the ESOP of the Company’s common shares with promissory notes or cash during 2021. During the year ended December 31, 2020, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes.
The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2021 and 2020, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. For the years ended December 31, 2021 and 2020, the expense recorded for this plan totaled $0.5 million and $0.5 million, respectively.
The Company maintains a non-qualified deferred compensation plan for the Board of Directors and certain key employees under which each participant may elect to defer all or any portion of board fees or salary otherwise payable. Deferred amounts under this plan will be distributed to participants following termination of service or on a specified date in either lump sum or over a period of one to ten years, as elected by the participant. As of December 31, 2021 and 2020, the liability related to this plan was $2.4 million and $2.1 million, respectively. During 2020, the Company amended the non-qualified compensation plan for certain key employees to include discretionary contributions from the Company. Contributions made by the Company become vested on December 31st of the third year following the year the contribution is made. As of December 31, 2021, the Company contributed approximately $41,000 to the plan.
The Company has a separate non-qualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was zero and $20,000 for the years ended December 31, 2021 and 2020, respectively.
In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement. Expense recorded for the plans totaled $0.6 million and $0.8 million for 2021 and 2020, respectively.
NOTE 17 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
The Bank was required to maintain average balances on hand or with the Federal Reserve Bank. The Federal Reserve Bank announced on March 15, 2020, the reduction of reserve requirement ratios to zero percent effective March 26, 2020, which eliminated reserve requirements for all depository institutions.

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
As of December 31, 2021, and 2020, the Bank had outstanding loan commitments, consisting of commitments issued to originate loans, of approximately $64.4 million and $66.5 million, respectively, excluding undisbursed portions of loans in process.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $22.0 million and $20.0 million at December 31, 2021 and 2020, respectively. In addition to the commitments noted above, customers had approximately $241.7 million and $225.5 million available under lines of credit at December 31, 2021 and 2020, respectively.
NOTE 19 - RELATED PARTIES
A member of the board directors of the Company is a shareholder in a law firm that provides ongoing legal services for the Company and its subsidiaries. During 2021 and 2020, the Company paid the law firm annual retainers of $113,000 and $110,000, respectively.
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no transfers during the years ended December 31, 2021 and December 31, 2020.
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

Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a specific allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2021 and 2020, substantially all impaired loans were evaluated based upon the fair value of the collateral.
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
Mortgage Banking Derivatives
The mortgage banking derivative comprises interest rate lock commitments for residential loans to be sold on a best-efforts basis. The significant unobservable input used in the fair value measurement of the Bank's interest rate lock commitments is the pull-through rate, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The pull-through rate is estimated based on mortgage banking activity in 2021. All interest rate lock commitments are considered to be Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of December 31, 2021 and December 31, 2020 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$119,916	$—	$119,916	$—
CMOs	197,123	—	197,123	—
U.S. Agency	14,304	—	14,304	—
Asset-backed securities issued by Others:
Residential CMOs	221	—	221	—
Student Loan Trust ABSs	56,574	—	56,574	—
U.S. government obligations	16,860	—	16,860	—
Municipal bonds	92,841	—	92,841	—
Total AFS securities	$497,839	$—	$497,839	$—

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$4,772	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—
Mortgage banking derivatives
Interest rate lock commitments	$28	$—	$—	$28

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$34,953	$—	$34,953	$—
CMOs	127,447	—	127,447	—
Asset-backed securities issued by Others:
Residential CMOs	288	—	288	—
Student Loan Trust ABSs	37,439	—	37,439	—
U.S. government obligations	1,500	—	1,500	—
Municipal bonds	44,478	—	44,478	—
Total AFS securities	$246,105	$—	$246,105	$—

Equity securities carried at fair value through income
CRA investment fund	$4,855	$—	$4,855	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

The following table provide information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2021. There were no Level 3 recurring assets or liabilities at December 31, 2020.

December 31, 2021
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Interest rate lock commitments	$28	Freddie Mac pricing of loans with comparable terms	Pull-through rates	0% - 100% - 75%
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The fair value of impaired loans measured on a non-recurring basis was zero as of December 31, 2021. Assets measured at fair value on a nonrecurring basis as of December 31, 2020 are included in the tables below.

(dollars in thousands)	December 31, 2020
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$4,483	$—	$—	$4,483
Commercial loans	—	—	—	—
Commercial equipment	—	—	—	—
Total loans with impairment	$4,483	$—	$—	$4,483
Premises and equipment held for sale	$430	$—	$—	$430
Other real estate owned	$3,109	$—	$—	$3,109
Loans with impairment have unpaid principal balances of $0.3 million and $5.8 million at December 31, 2021 and 2020, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2020. Except for one impaired loan with a fair value of zero, there were no other assets measured at fair value on a nonrecurring basis at December 31, 2021.

December 31, 2020
(dollars in thousands)
Description of Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Loans with impairment	$4,483	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 23%
Premises and equipment held for sale	$430	Third party appraisals, in-house real estate evaluations of fair value and contracts to sell.	Management discount for property type and current market conditions	0% - 25% - 10%
Other real estate owned	$3,109	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type and current market conditions	0% - 50% - 47%

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
Valuation Methodology
In 2018, the Company implemented “ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires public business entities to use the exit prices when measuring the fair value of financial instruments for disclosure purposes.
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
The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$497,839	$497,839	$—	$497,839	$—
Equity securities carried at fair value through income	4,772	4,772	—	4,772	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,472	1,472	—	1,472	—
Net loans receivable	1,586,791	1,578,032	—	—	1,578,032
Accrued Interest Receivable	5,588	5,588	—	5,588	—
Investment in BOLI	38,932	38,932	—	38,932	—
Mortgage Banking Derivatives	28	28	—	—	28

Liabilities
Savings, NOW and money market accounts	$1,728,743	$1,728,743	$—	$1,728,743	$—
Time deposits	327,421	328,083	—	328,083	—
Long-term debt	12,231	12,391	—	12,391	—
TRUPs	12,000	11,589	—	11,589	—
Subordinated notes	19,510	20,979	—	20,979	—

December 31, 2020	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$246,105	$246,105	$—	$246,105	$—
Equity securities carried at fair value through income	4,855	4,855	—	4,855	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,777	2,777	—	2,777	—
Net loans receivable	1,594,075	1,581,922	—	—	1,581,922
Accrued Interest Receivable	8,717	8,717	—	8,717	—
Investment in BOLI	38,061	38,061	—	38,061	—

Liabilities
Savings, NOW and money market accounts	$1,391,746	$1,391,746	$—	$1,391,746	$—
Time deposits	353,856	355,478	—	355,478	—
Long-term debt	27,302	27,805	—	27,805	—
TRUPs	12,000	9,444	—	9,444	—
Subordinated notes	19,526	20,106	—	20,106	—

At December 31, 2021 and 2020, the Company had outstanding loan commitments of $64.4 million and $66.5 million, respectively, and standby letters of credit of $22.0 million and $20.0 million, respectively. Additionally, at December 31, 2021 and 2020, customers had $241.7 million and $225.5 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and 2020, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 22 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY
Balance Sheets

(dollars in thousands)	December 31,
	2021	2020
Assets
Cash - noninterest bearing	$3,097	$12,076
Investment in wholly-owned subsidiaries	236,933	217,514
Other assets	1,092	1,423
Total Assets	$241,122	$231,013

Liabilities and Stockholders' Equity
Current liabilities	$1,107	$1,102
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 4.75%	19,510	19,526
Total Liabilities	32,989	33,000

Stockholders' Equity
Common stock	57	59
Additional paid in capital	96,896	95,965
Retained earnings	113,448	97,944
Accumulated other comprehensive (loss) income	(1,952)	4,504
Unearned ESOP shares	(316)	(459)
Total Stockholders’ Equity	208,133	198,013

Total Liabilities and Stockholders’ Equity	$241,122	$231,013
Condensed Statements of Income

(dollars in thousands)	Years Ended December 31,
	2021	2020
Interest and Dividend Income
Dividends from subsidiary	$3,500	$17,000
Interest income	28	46
Interest expense	1,305	779
Net Interest Income	2,223	16,267
Miscellaneous expenses	(2,531)	(2,302)
Income before income taxes and equity in undistributed net income of subsidiary	(308)	13,965
Federal and state income tax benefit	822	647
Equity in undistributed net income of subsidiary	25,372	1,524
Net Income	$25,886	$16,136

Condensed Statements of Cash Flows

(dollars in thousands)	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$25,886	$16,136
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(25,372)	(1,524)
Amortization of debt issuance costs	(16)	10
Stock based compensation	260	343
Decrease (increase) decrease in other assets	316	(169)
Decrease (increase) in deferred income tax benefit	15	(41)
Increase (decrease) in current liabilities	5	(248)
Net Cash Provided by Operating Activities	1,094	14,507

Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities
Dividends paid	(3,170)	(2,819)
Capital to subsidiary	—	(10,000)
Proceeds from subordinated notes - 4.75%	—	19,516
Payment of subordinated notes - 6.25%	—	(23,000)
Net change in unearned ESOP shares	143	143
Repurchase of common stock	(7,046)	(298)
Net Cash Used by Financing Activities	(10,073)	(16,458)
Decrease in Cash	(8,979)	(1,951)
Cash at Beginning of Year	12,076	14,027
Cash at End of Year	$3,097	$12,076

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
(c)Changes to Internal Control Over Financial Reporting
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For information concerning the Company’s directors, the information contained under the section captioned “Items to be voted on by Stockholders- Item 1 – Election of Directors” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2022 (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2021, is incorporated herein by reference. For information concerning the executive officers of the Company, the information contained under the section captioned "Corporate Governance - Executive Officers" in the Proxy Statement is incorporated herein by reference.
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
(d) Equity Compensation Plan Information
The Company’s Tri-County 2005 Equity Compensation Plan was terminated in May 2015 and replaced with the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by shareholders, which authorizes the issuance of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. There were no outstanding options issued under any plan as of December 31, 2021.
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
The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Tysons, Virginia.

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
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

3.1	Articles of Incorporation as Amended and Restated of The Community Financial Corporation	Exhibit 3.1 to the Form S-4 (Registration No. 333-220455).
3.3	Amended and Restated Bylaws of The Community Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on September 27, 2021
4.2	Form of Subordinated Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on February 4, 2015
4.3	Form of First Supplemental Indenture between The Community Financial Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Form 8-K as filed on February 4, 2015
4.4	Form of Global Note to represent the 6.25% Fixed to Floating Rate Subordinated Notes due 2025 (included in Exhibit 4.3)	Exhibit A to Exhibit 4.2 to the Form 8-K as filed on February 4, 2015
4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934	Exhibit 4.5 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
4.6	Indenture, dated as of October 14, 2020, by and between The Community Financial Corporation and UMB Bank National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on October 14, 2020
4.7	Form of 4.75% Fixed-to-Floating Rate Subordinated Note due 2030 of The Community Financial Corporation	Exhibit A-1 to Exhibit 4.1 to the Form 8-K as filed on October 14, 2020
10.5*	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Exhibit 10.5 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.7*	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
10.12*	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.32*	The Community Financial Corporation 2015 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on March 25, 2015

Exhibit No	Description	Incorporated by Reference to

10.37*	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.38*	Split Dollar Agreement with James Burke dated March 15, 2011	Exhibit 10.38 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.44*	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Exhibit 10.44 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.45*	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Exhibit 10.45 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.55*	Employment Agreement by and among Community Bank of the Chesapeake, William J. Pasenelli and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.56*	Employment Agreement by and among Community Bank of the Chesapeake, Todd L. Capitani and The Community Financial Corporation, as guarantor	Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.57*	Employment Agreement by and among Community Bank of the Chesapeake, James M. Burke and The Community Financial Corporation, as guarantor	Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
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
Exhibit 10.15 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.72*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with William J. Pasenelli	Exhibit 10.18 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.73*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Todd L. Capitani	Exhibit 10.19 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018

Exhibit No	Description	Incorporated by Reference to

10.74*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James M. Burke	Exhibit 10.20 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.77*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Christy Lombardi	Exhibit 10.23 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.78*	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019	Exhibit 10.78 to the Form 10-K for the year ended December 31, 2018 as filed on March 7, 2019
10.79*	Consulting Agreement, effective April 1, 2019, by and between Community Bank of the Chesapeake and James F. Di Misa	Exhibit 10.2 to the Form 8-K as filed on April 5, 2019
10.80*	Amendment No. 1 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, effective December 19, 2019	Exhibit 10.1 to the Form 8-K as filed on December 23, 2019
10.81*	Amended and Restated Employment Agreement by and among Community Bank of the Chesapeake, Christy Lombardi and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 8-K as filed on April 5, 2019
10.82*	Change in Control Agreement by and among Community Bank of the Chesapeake, John Chappelle and The Community Financial Corporation, as guarantor	Exhibit 10.82 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.83*	Change in Control Agreement by and among Community Bank of the Chesapeake, B. Scot Ebron and The Community Financial Corporation, as guarantor	Exhibit 10.83 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.84*	Change in Control Agreement by and among Community Bank of the Chesapeake, Lacey Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.84 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.85*	Change in Control Agreement by and among Community Bank of the Chesapeake, Patrick Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.85 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.86*	Change in Control Agreement by and among Community Bank of the Chesapeake, Talal Tay and The Community Financial Corporation, as guarantor	Exhibit 10.86 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.87*	Amendment No. 2 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, dated April 1, 2019, as amended December 23, 2020	Exhibit 10.1 to the Form 8-K as filed on December 23, 2020
10.88	Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.1 to the Form 8-K as filed on October 14, 2020
10.89	Form of Registration Rights Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.2 to the Form 8-K as filed on October 14, 2020
10.90	Amendment No. 3 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, dated April 1, 2019, as amended June 30, 2021	Exhibit 10.1 to the Form 8-K as filed on July 6, 2021
10.91	Amendment No. 4 to the Consulting Agreement by and between Community Bank of the Chesapeake and James F. Di Misa, dated April 1, 2019, as amended September 30, 2021	Exhibit 10.1 to the Form 8-K as filed on October 4, 2021
10.92	Retirement and Consulting Agreement, dated December 8, 2021 by and between The Community Financial Corporation and William J. Pasenelli	Exhibit 10.1 to the Form 8-K as filed on December 8, 2021

Exhibit No	Description	Incorporated by Reference to

14.0	Code of Ethics	Exhibit 14 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes in the Consolidated Financial Statements.

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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 3, 2022	By:	/s/ William J. Pasenelli
William J. Pasenelli Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Austin J. Slater, Jr.	By:	/s/ William J. Pasenelli
	Austin J. Slater, Jr.		William J. Pasenelli
	Director, Chairman of the Board		CEO, Director, Vice-Chairman of the Board
(Principal Executive Officer)
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/ Todd L. Capitani	By:	/s/ James M. Burke
	Todd L. Capitani		James M. Burke
	Chief Financial Officer and Executive Vice President		Director
	(Principal Financial and Accounting Officer)		President
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/Louis P. Jenkins, Jr	By:	/s/ Joseph V. Stone, Jr.
	Louis P. Jenkins, Jr.		Joseph V. Stone, Jr.
	Director		Director
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/ Mary Todd Peterson	By:	/s/ M. Arshed Javaid
	Mary Todd Peterson		M. Arshed Javaid
	Director		Director
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/ E. Lawrence Sanders, III	By:	/s/ Michael B. Adams
	E. Lawrence Sanders, III		Michael B. Adams
	Director		Director
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/ Kimberly C. Briscoe-Tonic	By:	/s/ Rebecca M. McDonald
	Kimberly C. Briscoe-Tonic		Rebecca M. McDonald
	Director		Director
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/ Kathryn M. Zabriskie	By:	/s/ Gregory C. Cockerham
	Kathryn M. Zabriskie		Gregory C. Cockerham
	Director		Director
	Date: March 3, 2022		Date: March 3, 2022

By:	/s/ James F. Di Misa
James F. Di Misa
Director
Date: March 3, 2022