Form 10-Q
period 2022-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2022-05-09
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of April 29, 2022, the registrant had 5,654,971 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “is optimistic”, “believe,” “expect,” “anticipate,” “estimate,” "assume" and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation: (i) those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or other future financial or business performance strategies or expectations, (ii) any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaken or that we undertake in the future; (iii) plans and cost savings regarding branch closings or consolidation; (iv) projections related to certain financial metrics; (v) expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and (vi) any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein.

Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: (i) risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; (ii) the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates); (iii) the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environments; (iv) assumptions that interest-earning assets will reprice faster than interest-bearing liabilities and the Bank’s ability to maintain its current favorable funding mix; (v) the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future may or may not be realized within the expected time frames; (vi) changes in the Company's or the Bank's strategy, costs or difficulties related to integration matters might be greater than expected; (vii) availability of and costs associated with obtaining adequate and timely sources of liquidity; (viii) the ability to maintain credit quality; (ix) general economic trends and conditions, including inflation and its impacts; (xii) changes in interest rates; loss of deposits and loan demand to other financial institutions; (xiii) substantial changes in financial markets; (xiv) changes in real estate value and the real estate market; (xv) regulatory changes; (xvi) the impact of government shutdowns or sequestration; (xvii) the possibility of unforeseen events affecting the industry generally; (xviii) the uncertainties associated with newly developed or acquired operations; (xix) the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; (xx) market disruptions and other effects of terrorist activities; and (xxi) the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2021, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$80,702	$108,990
Interest-bearing deposits with banks	32,460	30,664
Securities available for sale ("AFS"), at fair value	507,527	497,839
Equity securities carried at fair value through income	4,562	4,772
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	1,685	1,472
Loans held for sale	373	—
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	15,279	26,398
Portfolio Loans Receivable net of allowance for credit losses of $21,382 and $18,417	1,608,156	1,560,393
Net loans	1,623,435	1,586,791
Goodwill	10,835	10,835
Premises and equipment, net	21,304	21,427
Accrued interest receivable	5,389	5,588
Investment in bank owned life insurance	39,145	38,932
Core deposit intangible	924	1,032
Net deferred tax assets	15,523	9,033
Right of use assets - operating leases	6,033	6,124
Other assets	1,819	3,600
Total Assets	$2,351,923	$2,327,306
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$644,385	$445,778
Interest-bearing deposits	1,450,698	1,610,386
Total deposits	2,095,083	2,056,164
Long-term debt	12,213	12,231
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,524	19,510
Lease liabilities - operating leases	6,266	6,343
Accrued expenses and other liabilities	13,697	12,925
Total Liabilities	2,158,783	2,119,173

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,686,799 and 5,718,528 shares, respectively	57	57
Additional paid in capital	97,189	96,896
Retained earnings	115,179	113,448
Accumulated other comprehensive losses	(18,969)	(1,952)
Unearned ESOP shares	(316)	(316)
Total Stockholders’ Equity	193,140	208,133
Total Liabilities and Stockholders’ Equity	$2,351,923	$2,327,306
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2022	2021
Interest and Dividend Income
Loans, including fees	$15,610	$16,592
Interest and dividends on investment securities	1,666	1,064
Interest on deposits with banks	60	22
Total Interest and Dividend Income	17,336	17,678
Interest Expense
Deposits	513	802
Long-term debt	354	367
Total Interest Expense	867	1,169
Net Interest Income	16,469	16,509
Provision for credit losses	450	295
Provision (recovery) for unfunded commitments	(31)	—
Net Interest Income After Provision For Credit Losses	16,050	16,214
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	176	198
Net gains on sale of investment securities	—	586
Unrealized losses on equity securities	(222)	(85)
Income from bank owned life insurance	214	214
Service charges	926	1,187
Referral fee income	361	451
Net losses on sale of loans originated for sale	(4)	—
Loss on sale of loans	—	(191)
Total Noninterest Income	1,451	2,360
Noninterest Expense
Compensation and benefits	5,055	4,788
Occupancy expense	732	761
Advertising	64	79
Data processing expense	1,007	936
Professional fees	731	640
Depreciation of premises and equipment	149	147
FDIC Insurance	179	252
OREO valuation allowance and expenses	6	181
Core deposit intangible amortization	109	133
Fraud losses	40	1,329
Other expenses	1,008	902
Total Noninterest Expense	9,080	10,148
Income before income taxes	8,421	8,426
Income tax expense	2,133	2,127
Net Income	$6,288	$6,299
Earnings Per Common Share
Basic	$1.11	$1.07
Diluted	$1.10	$1.07
Cash dividends paid per common share	$0.175	$0.125
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net Income	$6,288	$6,299
Net unrealized holding loss arising during period, net of tax benefit of $(5,998) and $(1,147), respectively.	(17,017)	(3,253)
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $153, respectively.	—	433
Comprehensive (Losses) Income	$(10,729)	$3,479
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2022	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(2,006)	—	—	(2,006)
Net Income	—	—	6,288	—	—	6,288
Unrealized holding loss on investment securities, net of tax $(5,998)	—	—	—	(17,017)	—	(17,017)
Cash dividend at $0.175 per common share	—	—	(949)	—	—	(949)
Dividend reinvestment	—	52	(52)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	6	—	—	—	6
Repurchase of common stock	—	—	(1,550)	—	—	(1,550)
Stock based compensation	—	235	—	—	—	235
Balance at March 31, 2022	$57	$97,189	$115,179	$(18,969)	$(316)	$193,140

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	6,299	—	—	6,299
Unrealized holding gain on investment securities, net of tax $(994)	—	—	—	(2,820)	—	(2,820)
Cash dividend at $0.125 per common share	—	—	(704)	—	—	(704)
Dividend reinvestment	—	35	(35)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	(5)	—	—	—	(5)
Repurchase of common stock	—	—	(210)	—	—	(210)
Stock based compensation	—	186	—	—	—	186
Balance at March 31, 2021	$59	$96,181	$103,294	$1,684	$(459)	$200,759
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Cash Flows from Operating Activities
Net income	$6,288	$6,299
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	450	295
Provision (recovery) for unfunded commitments	(31)	—
Depreciation and amortization	373	399
Loans originated for resale	(1,606)	—
Proceeds from sale of loans originated for sale	1,255	—
Net loss on sale of loans held for sale	4	—
Loss on sale of loans	—	191
Net gain on the sale of OREO	—	(22)
Gains on sales of investment securities	—	(586)
Unrealized loss on equity securities	222	85
Net amortization of premium/discount on investment securities	582	108
Net accretion of merger accounting adjustments	(62)	(90)
Net amortization of debt issuance costs	14	(58)
Amortization of core deposit intangible	109	133
Amortization of right of use asset	91	128
Net change in right of use assets and lease liabilities	(77)	(161)
Increase in OREO valuation allowance	—	180
Increase in cash surrender value of bank owned life insurance	(213)	(214)
Increase in deferred income tax benefit	206	232
Decrease in accrued interest receivable	199	1,380
Stock based compensation	235	186
Net change in fair market value above (below) cost of leveraged ESOP shares released	6	(5)
Decrease in net deferred loan costs	283	1,240
Increase (decrease) in accrued expenses and other liabilities	586	(399)
Decrease (increase) in other assets	1,781	(158)
Net Cash Provided by Operating Activities	10,695	9,163

Cash Flows from Investing Activities
Purchase of AFS investment securities	(46,404)	(35,557)
Proceeds from redemption or principal payments of AFS investment securities	13,107	12,420
Proceeds from sale of AFS investment securities	—	12,540
Net decrease (increase) of FHLB stock	(214)	742
Net change in loans	(39,828)	(18,710)
Purchase of premises and equipment	(250)	(668)
Proceeds from sale of OREO	—	622
Proceeds from sale of loans	—	8,858
Net Cash Used in Investing Activities	(73,589)	(19,753)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$38,919	$122,294
Payments of long-term debt	(18)	(17)
Dividends paid	(949)	(704)
Repurchase of common stock	(1,550)	(210)
Net Cash Provided by Financing Activities	36,402	121,363
(Decrease) increase in Cash and Cash Equivalents	(26,492)	110,773

Cash and Cash Equivalents - January 1	139,654	77,065
Cash and Cash Equivalents - March 31	$113,162	$187,838

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$637	$1,105
Income taxes	$—	$—

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$130	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cumulative effect adjustment for adoption of ASU 2016-13	$2,006	$—
See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Community Financial Corporation and its wholly-owned subsidiary, Community Bank of the Chesapeake (the “Bank”), (collectively, the “Company”), included herein are unaudited.
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2021 have been derived from audited Consolidated Financial Statements. The Company’s accounting policies are disclosed in the 2021 Annual Report included in Note 1, as well as the adoption of the new Current Expected Credit Loss ("CECL") accounting standard that is described below. The results of operations for the three months March 31, 2022 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s 2021 Annual Report on Form 10-K.
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

Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), real estate acquired in the settlement of loans ("OREO"), fair value of financial instruments, fair value of assets acquired and liabilities assumed in a business combination, evaluating other-than-temporary-impairment ("OTTI") of investment securities and valuation of deferred tax assets.

New Accounting Policy
Allowance for Credit Losses
On January 1, 2022, the Company adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for determining the provision for credit losses and ACL with the CECL methodology. The measurement of expected credit losses under the CECL methodology applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. In addition, ASU 2016-13 made changes to the accounting for available-for-sale ("AFS") debt securities. Credit-related impairments of AFS debt securities are now recognized through an allowance for credit loss rather than a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not likely that they will be required to sell the securities prior to recovery of the securities amortized cost basis.
We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2022 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. At adoption, the Company did not hold Held to Maturity ("HTM") investment debt securities.
The following table shows the impact of the Company's adoption of ASC 326:

	January 1, 2022
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Portfolio Loans:
Commercial real estate	$1,113,793	$1,115,485	(1,692)
Residential first mortgages	92,710	91,120	1,590
Residential rentals	194,911	195,035	(124)
Construction and land development	35,502	35,590	(88)
Home equity and second mortgages	25,661	25,638	23
Commercial loans	50,512	50,574	(62)
Consumer loans	3,015	3,002	13
Commercial equipment	62,706	62,499	207
Gross Portfolio Loans	1,578,810	1,578,943	(133)
Adjustments:
Net deferred costs	—	(133)	133
Allowance for credit losses	(20,913)	(18,417)	(2,496)
Net Portfolio Loans	1,557,897	1,560,393	(2,496)

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	26,398	27,276	(878)
Net deferred fees	—	(878)	878
Net U.S. SBA PPP Loans	26,398	26,398	—
Total Net Loans	$1,584,295	$1,586,791	$(2,496)

Liabilities: Reserve for Unfunded Commitments	$268	$51	$217
Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for the allowance for credit losses and any deferred fees or premiums. Interest income is accrued on the unpaid principal balance. Loan origination fees and premiums, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit deteriorated. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. At December 31, 2021, the Bank had purchased credit-deteriorated (“PCD”) loans from the County First acquisition PCD loans with an unpaid principal balances of $1.4 million and a carrying values of $1.1 million. At the adoption of ASC 326, management evaluated the remaining unamortized discount on the PCD loans and determined that approximately $8,000 of the discount was credit related and reclassified into the ACL. The non-credit component of the discount will be recognized in interest income over the remaining life of the loan.
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
TDRs are loans that have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a TDR. Once an obligation has been classified as a TDR it continues to be considered a TDR until paid in full or until the debt is refinanced and considered unimpaired. All TDRs are assessed on a loan-by-loan basis. The Company does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.
Allowance for Credit Losses - Loans
The ACL is an estimate of the expected credit losses for loans held for investment and off-balance sheet exposures. ASU 2016-13 replaced the incurred loss model that recognized losses when it became probable that a credit losses had occurred, with a model that immediately recognizes a credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Loan losses are charged against the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL in accordance with U.S. GAAP and in compliance with appropriate regulatory guidelines.
The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. As more fully described below, the model-based quantitative estimate for collectively evaluated loans is determined using the probability of default (PD) and loss given default (LGD) at the segment level and applied at the loan level against the expected exposure at default (EAD). Qualitative adjustments to the quantitative estimate may be made using information not considered in the quantitative model.
The Bank uses a range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, or reduce the estimated value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
The ACL is measured on a collective basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by loan type code or product type codes and assigned to a corresponding portfolio segment. Portfolio segments may be further subdivided into similar risk profile groupings based on interest rate structure, types of collateral or other terms and characteristics.
The probability of default (“PD”) calculation analyzes the historical loan portfolio over the given look back period to identify, by segment, loans that have defaulted. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. The model observes loans over a 12-month window, detecting any events previously defined. This information is then used by the model to calculate annual iterative count-based PD rates for each segment. This process is then repeated for all dates within the historical data range. These averaged PD’s are used for a 12-month straight-line reversion to the historical mean. The historical data used to calculate this input dates was captured from mid-2006 through the most recent quarter end.
The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model’s calculation also includes a 12-month forecasted PD based on a regression model that compared the Company’s historical loan data to various national economic metrics during the same periods. The results showed the Company’s past losses having a high rate of correlation to national unemployment rates for fixed rate loans and the 10-Year U.S. Treasury for adjustable rate loans. The model uses this information, along with the most recently published Wall Street Journal survey of sixty economists’ forecasts predicting unemployment rates out over the next four quarters to estimate the PD for the forward-looking 12-month period. These data are also used to predict loan losses at different levels of stress, including a baseline, low, high and adverse economic conditions. After the forecast period, PD rates revert to the historical mean straight line over a 12-month period for the entire data set.
The loss given default (“LGD”) calculation is based on actual losses (charge-offs, net recoveries) at a loan level experienced over the entire look-back period aggregated for each loan segment. The aggregate loss is divided by the exposure at default to determine an LGD rate. Defaults occurring during the look-back period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event. When the Company's data are insufficient. an industry index is used.
The exposure at default (“EAD”) calculation projects future expected balances to apply PD and LGD assumptions through the creation of monthly cash flow schedules. These are derived based on current contractual terms (balance, interest rate, payment structure), adjusted for expected voluntary prepayments. The contractual terms exclude expected extensions, renewals and modifications unless either of the following applies: management has the reasonable expectation that a loan will be restructured, or the extension or renewal option are included in the borrower contract.
On a quarterly basis, the Company uses internal portfolio credit data, such as levels of non-accrual loans, classified assets and concentrations of credit along with other external information not used in the quantitative calculation to determine qualitative adjustments.
Loans that do not share the same common risk characteristics with other loans are individually assessed. Such loans include non-accrual loans, TDRs, loans classified as substandard or worse, loans that are greater than 89 days delinquent and any other loan identified by management determines for individual assessment. Reserves on individually assessed loans are measured on a loan-by loan basis. Generally, consumer loans, including credit cards, are not individually assessed as the Bank's policy is to charge-off credit card loans when they become 180 days delinquent and other consumer loans when they are more than 90 days delinquent.
The methodology used in the estimation of the ACL, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-based allowance and in reserves assigned on an individual basis as collectibility is updated with new information. Our portfolio loss ratios have been closely monitored. The review of the appropriateness of the ACL is performed by executive management and is presented to the Credit Risk Committee and the Audit Committee. The committees report to the Board as part of Board's quarterly review of our regulatory reporting and consolidated financial statements.
The calculation of the ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual status.

Allowance for Credit Losses - AFS Debt securities
As described above, the Company does not presently hold any HTM debt securities and therefore is not presently required to apply a CECL methodology for an HTM investment portfolio.
The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model for AFS securities. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.
In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a corresponding allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment. As of March 31, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 Investment Securities for more information.
Management has made a policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. AFS debt securities are placed on non- accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. The majority of AFS debt securities as of March 31, 2022 and December 31, 2021 were issued by Government Sponsored Enterprises (“GSEs”) and U.S. agencies. As such, an allowance for credit losses is not considered necessary.
Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. Subsequent changes to the fair value of collateral, for which an ACL was previously recognized, will be reported as a provision (recovery) for credit losses.
The Bank uses the practical expedient and uses the fair value of the collateral, net of estimated selling costs, to determine the expected credit loss for most individually assessed collateral dependent loans .
Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s consolidated statements of operations. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in Other Liabilities on the Company’s consolidated balance sheets.

See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2021 Annual Report on Form 10-K for a list of policies in effect as of December 31, 2021.
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
Adopted New Accounting Standard
ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the existing “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, HTM securities, loan commitments, and financial guarantees. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses. The ASU also simplifies the accounting model for Purchase Credit Impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
In December 2019, the FASB issued ASU No 2019-10, Financial Instruments - Credit Losses (Topic 326). This update amends the effective date of ASU 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption was permitted. The FASB has issued other ASUs that clarify items related to ASU 2016-13. The Company adopted this guidance effective January 1, 2022.

The Company's estimates are derived using one-year reasonable and supportable economic forecasts with subsequent one-year reversion to the historical mean loss rates. For loans that share similar risk characteristics and are collectively assessed, the Company uses a probability of default/loss given default cash flow method to determine the expected losses at the loan level. Loans that do not share similar risk characteristics are evaluated on an individual basis. Based on forecasted economic conditions and portfolio balances as of January 1, 2022, we recognized an increase to the opening allowance for credit losses of $2.5 million. The increase is primarily related to the change in methodology from estimating losses incurred as of the balance sheet date to estimating lifetime credit losses required by the CECL standard.
The impact of adoption was not significant to the Bank's regulatory capital. The Bank did not elect to phase-in, over a three-year period, the standard's initial impact on regulatory capital as permitted by the regulatory transition rules.
ASU 2019-05 - Financial Instruments-Credit Losses (Topic 326). In May 2019, the FASB issued ASU No. 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to HTM debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company adopted ASU 2019-05 concurrently upon adoption of ASU 2016-13. The adoption of CECL did not have a material effect on available-for-sale securities, which are predominantly composed of mortgage-backed securities issued by government sponsored entities and U.S. agencies and U.S. government obligations.
Pending adoption
ASU 2020-04 - Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.
ASU Update 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU Update 2022-02 eliminates the TDR recognition and measurement guidance and, instead required that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclosure current-period gross write-offs by year of origination for financing receivables and net investment in leases. Entities have the option to apply a modified retrospective transition method for TDRs. The disclosure amendments in the Update 2022-02 will be applied prospectively. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.

NOTE 2 – INVESTMENT SECURITIES
Amortized cost and fair values of investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$127,828	$172	$6,480	$121,520
Residential Collateralized Mortgage Obligations ("CMOs")	197,548	85	7,834	189,799
U.S. Agency	14,488	—	1,078	13,410
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	199	3	3	199
Student Loan Trust ABSs	54,425	147	1,103	53,469
Municipal bonds	98,889	16	8,078	90,827
Corporate bonds	3,000	—	40	2,960
U.S. government obligations	36,805	—	1,462	35,343
Total AFS Securities	$533,182	$423	$26,078	$507,527

Equity securities carried at fair value through income
CRA investment fund	$4,562	$—	$—	$4,562

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$537,951	$423	$26,078	$512,296

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$121,125	$1,057	$2,266	$119,916
Residential CMOs	198,780	710	2,367	197,123
U.S. Agency	14,433	11	140	14,304
Asset-backed securities issued by Others:
Residential CMOs	220	5	4	221
Student Loan Trust ABSs	56,422	438	286	56,574
Municipal bonds	92,556	1,169	884	92,841
U.S. government obligations	16,942	—	82	16,860
Total AFS Securities	$500,478	$3,390	$6,029	$497,839

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$—	$4,772

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$505,457	$3,390	$6,029	$502,818

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AFS debt securities, AIR totaled $1.2 million and $1.1 million as of March 31, 2022, and December 31, 2021, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.
At March 31, 2022 and December 31, 2021 securities with an amortized cost of $55.0 million and $50.9 million were pledged to secure certain customer deposits.
During the quarter ended March 31, 2022, the Company did not sell any securities. During the year ended December 31, 2021, the Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million.
The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2022, which were comprised of 295 individual securities, represent a credit loss impairment. As of March 31, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also performed credit review on municipal bonds issued by States and Political Subdivisions and asset backed securities issued by Student Loan Trust. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at March 31, 2022, and December 31, 2021 were as follows:

March 31, 2022	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$190,094	$10,820	$106,161	$4,572	$296,255	$15,392
Asset-backed securities issued by Others	—	—	44	3	44	3
Student Loan Trust ABSs	17,882	716	24,890	387	42,772	1,103
Municipal bonds	56,379	5,774	33,041	2,304	89,420	8,078
Corporate bonds	2,960	40	—	—	2,960	40
U.S. government obligations	25,896	959	9,447	503	35,343	1,462
	$293,211	$18,309	$173,583	$7,769	$466,794	$26,078

December 31, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$205,891	$3,997	$41,327	$776	$247,218	$4,773
Asset-backed securities issued by Others	—	—	57	4	57	4
Student Loan Trust ABSs	21,640	281	2,226	5	23,866	286
Municipal bonds	47,314	776	6,696	108	54,010	884
U.S. government obligations	14,860	82	1,999	—	16,859	82
	$289,705	$5,136	$52,305	$893	$342,010	$6,029

Maturities
The amortized cost and estimated fair value of debt securities at March 31, 2022, and December 31, 2021 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$36,359	$34,610	$36,859	$36,665
Over one year through five years	146,286	139,247	121,308	120,668
Over five years through ten years	196,631	187,170	191,166	190,158
After ten years	153,906	146,500	151,145	150,348
Total AFS securities	$533,182	$507,527	$500,478	$497,839

NOTE 3 – LOANS
Portfolio loans, net of deferred costs and fees, are summarized by type as follows at March 31, 2022:

	March 31, 2022
(dollars in thousands)	Total	% of Total Loans
Portfolio Loans:
Commercial real estate	$1,177,761	72.28%
Residential first mortgages	86,416	5.30%
Residential rentals	191,065	11.73%
Construction and land development	30,649	1.88%
Home equity and second mortgages	26,445	1.62%
Commercial loans	48,948	3.00%
Consumer loans	3,592	0.22%
Commercial equipment	64,662	3.97%
Total portfolio loans (1)	1,629,538	100.00%
Less: Allowance for Credit Losses	(21,382)	(1.31)%
Total net portfolio loans	1,608,156
U.S. SBA PPP loans (1)	15,279
Total net loans	$1,623,435

Portfolio loans are summarized by type as follows at December 31, 2021:
Portfolio Loans:	December 31, 2021
Commercial real estate	$1,115,485	70.66%
Residential first mortgages	91,120	5.77%
Residential rentals	195,035	12.35%
Construction and land development	35,590	2.25%
Home equity and second mortgages	25,638	1.62%
Commercial loans	50,574	3.20%
Consumer loans	3,002	0.19%
Commercial equipment	62,499	3.96%
Gross portfolio loans (1)	1,578,943	100.00%
Adjustments:
Net deferred costs	(133)	(0.01)%
Allowance for loan losses	(18,417)	(1.17)%
	(18,550)
Net portfolio loans	1,560,393

Gross U.S. SBA PPP loans (1)	27,276
Net deferred fees	(878)
Net U.S. SBA PPP Loans	26,398
Total net loans	$1,586,791

Total gross loans	$1,606,219
(1)Excludes accrued interest receivable of $4.2 million and $4.5 million, at March 31, 2022 and December 31, 2021, respectively.
The Company has segregated its loans into portfolio loans and U.S. SBA PPP loans at December 31, 2021.

Deferred Costs/Fees
Portfolio net deferred costs of $0.2 million at March 31, 2022 included deferred fees paid by customers of $4.2 million offset by deferred costs of $4.0 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs in accordance with ASC 310-20. Net deferred loan costs of $0.1 million at December 31, 2021 included deferred fees paid by customers of $4.1 million offset by deferred costs of $4.0 million.
U.S. SBA PPP loan net deferred fees of $0.5 million at March 31, 2022 included deferred fees paid by the U.S. SBA of $0.5 million partially offset by deferred costs of $41,000. U.S. SBA PPP net deferred loan fees of $0.9 million at December 31, 2021 included deferred fees paid by the SBA of $1.0 million offset by deferred costs of $0.1 million. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each U.S. SBA PPP loan. Net deferred fees include fees (deferred fees) paid to participant banks for each U.S. SBA PPP loan underwritten and funded net of costs incurred to underwrite the loans (deferred costs). Net deferred fees will be recognized in income when the U.S. SBA PPP loan is forgiven or paid.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At March 31, 2022 and December 31, 2021, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.7% and 6.5% of the CRE portfolio at March 31, 2022 and December 31, 2021, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $15.1 million or 0.9% of total portfolio loans of $1.6 billion at March 31, 2022 compared to $18.9 million or 1.2% of total gross portfolio loans of $1.6 billion at December 31, 2021.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of March 31, 2022 and December 31, 2021, the Bank serviced $21.4 million and $20.9 million, respectively, in residential mortgage loans for others.
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
U.S. SBA PPP Loans
U.S. SBA PPP loans are fully guaranteed by the Small Business Administration and the Bank's ACL does not include an allowance for U.S. SBA PPP loans. Management believes all U.S. SBA PPP loans were underwritten in accordance with the program's guidelines.

Loans
Non-accrual loans as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Total Nonaccrual Loans
Commercial real estate	$4,899	$89	$4,988
Residential first mortgages	736	—	736
Residential rentals	672	—	672
Home equity and second mortgages	377	—	377
Commercial loans	—	25	25
Commercial equipment	500	166	666
U.S. SBA PPP	1	—	1
Total	$7,185	$280	$7,465

Interest Income on Nonaccrual Loans	$40	$—	$40

	December 31, 2021
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,890	$4,890
Residential first mortgages	450	—	450
Residential rentals	252	690	942
Home equity and second mortgages	202	399	601
Commercial equipment	—	691	691
U.S. SBA PPP loans	57	—	57
	$961	$6,670	$7,631
Non-accrual loans decreased $0.2 million from $7.6 million or 0.48% of total loans at December 31, 2021 to $7.5 million or 0.45% of total loans at March 31, 2022. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At December 31, 2021, there were $6.7 million (87%) of non-accrual loans were current with all payments of principal and interest with no impairment and $1.0 million (13%) of non-accrual loans were delinquent with specific valuation reserves of $0.3 million.
Loan delinquency (total past due) increased $0.2 million from $1.4 million, or 0.09% of loans, at December 31, 2021 to $1.6 million, or 0.10% of loans, at March 31, 2022.
Non-accrual loans at March 31, 2022 and December 31, 2021 included no delinquent TDRs. Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $7.2 million and $7.4 million at March 31, 2022 and December 31, 2021, respectively. Interest due but not recognized on these balances at March 31, 2022 and December 31, 2021 was $0.1 million and $0.1 million, respectively. Non-accrual loans with a specific allowance for impairment amounted to $0.3 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively. Interest due but not recognized on these balances at March 31, 2022 and December 31, 2021 was $2,000 and $1,000, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of days past due ("DPD") loans as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(dollars in thousands)	31-60 DPD	61-89 DPD	90 DPD and Still Accruing	Current	Non-Accrual	Total Loans	Current Non-Accrual
Commercial real estate	$—	$—	$—	$1,172,773	$4,988	$1,177,761	$4,516
Residential first mortgages	—	—	—	85,680	736	86,416	276
Residential rentals	281	—	—	190,112	672	191,065	672
Construction and land development	51	—	—	30,598	—	30,649	—
Home equity and second mortgages	—	—	—	26,068	377	26,445	95
Commercial loans	30	—	—	48,893	25	48,948	25
Consumer loans	1	15	20	3,556	—	3,592	—
Commercial equipment	—	—	—	63,996	666	64,662	666
U.S. SBA PPP	—	8	—	15,270	1	15,279	—
Total Loans	$363	$23	$20	$1,636,946	$7,465	$1,644,817	$6,250

	December 31, 2021
(dollars in thousands)	31-60 Days	61-89 Days	90 or Greater Days	Total Past Due	PCI Loans	Current	Total Loan Receivables
Commercial real estate	$—	$—	$—	$—	$1,116	$1,114,369	$1,115,485
Residential first mortgages	—	277	450	727	—	90,393	91,120
Residential rentals	—	42	252	294	—	194,741	195,035
Construction and land development	—	—	—	—	—	35,590	35,590
Home equity and second mortgages	200	—	202	402	—	25,236	25,638
Commercial loans	—	—	—	—	—	50,574	50,574
Consumer loans	—	—	—	—	—	3,002	3,002
Commercial equipment	—	—	—	—	—	62,499	62,499
Total portfolio loans	$200	$319	$904	$1,423	$1,116	$1,576,404	$1,578,943

U.S. SBA PPP loans	$9	$40	$57	$106	$—	$27,170	$27,276
There were no loans that were past due 90 days or greater accruing interest at December 31, 2021.
Allowance for Credit Losses ("ACL")
The following tables detail activity in the ACL at and for the three months ended March 31, 2022 and 2021, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2022
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,095	$3,734	$—	$—	$484	$17,313
Residential first mortgages	1,002	(679)	—	—	(39)	284
Residential rentals	2,175	(586)	—	—	(43)	1,546
Construction and land development	260	(82)	—	—	(41)	137
Home equity and second mortgages	274	(86)	—	—	(10)	178
Commercial loans	582	(290)	—	1	26	319
Consumer loans	58	2	—	—	13	73
Commercial equipment	971	483	—	18	60	1,532
	$18,417	$2,496	$—	$19	$450	$21,382
_______________________________________
**There is no allowance for loan loss on the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.

Three Months Ended	March 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,247)	$1	$787	$13,285
Residential first mortgages	1,305	(142)	—	(139)	1,024
Residential rentals	1,413	(46)	—	(6)	1,361
Construction and land development	401	—	—	(36)	365
Home equity and second mortgages	261	—	1	1	263
Commercial loans	1,222	(50)	5	(165)	1,012
Consumer loans	20	—	—	9	29
Commercial equipment	1,058	—	15	(156)	917
	$19,424	$(1,485)	$22	$295	$18,256

Purchase Credit Impaired**	$—	$—	$—	$—	$—
_______________________________________
**There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.
The following table presents the amortized cost basis of collateral-dependent loans by class of loans.

	March 31, 2022
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial real estate	$—	$4,987
Residential first mortgages	—	1,149
Residential rentals	—	672
Home equity and second mortgages	—	376
Commercial loans	25	—
Commercial equipment	1,109	—
Total	$1,134	$7,184

Credit Quality Indicators
Credit quality indicators as of March 31, 2022 were as follows:
Credit Risk Profile by Internally Assigned Grade
The risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total

Commercial Real Estate
Pass	$367,685	$77,563	$122,999	$196,400	$281,702	$111,430	$—	$1,157,779
Watch	—	4,253	—	5,564	—	7,012	—	16,829
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,153	—	—	—	—	—	—	3,153
Total	$370,838	$81,816	$122,999	$201,964	$281,702	$118,442	$—	$1,177,761

Residential Rentals
Pass	$47,557	$4,788	$23,584	$44,156	$67,567	$2,741	$—	$190,393
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	672	—	—	—	—	—	—	672
Total	$48,229	$4,788	$23,584	$44,156	$67,567	$2,741	$—	$191,065

Construction and Land Development
Pass	$8,560	$10,797	$6,642	$1,669	$2,968	$13	$—	$30,649
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$8,560	$10,797	$6,642	$1,669	$2,968	$13	$—	$30,649

Commercial Loans
Pass	$27,484	$6,331	$5,006	$1,848	$6,865	$1,414	$—	$48,948
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$27,484	$6,331	$5,006	$1,848	$6,865	$1,414	$—	$48,948

Commercial Equipment
Pass	$10,247	$6,330	$18,746	$9,076	$15,259	$4,623	$—	$64,281
Watch	30	185	—	—	—	—	—	215
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	166	—	—	—	—	166
Total	$10,277	$6,515	$18,912	$9,076	$15,259	$4,623	$—	$64,662

Total loans by risk category	$465,388	$110,247	$177,143	$258,713	$374,361	$127,233	$—	$1,513,085

Loans evaluated by performance category are as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total

Residential First Mortgages
Performing	$44,141	$4,112	$20,427	$8,958	$6,052	$1,990	$—	$85,680
Non-performing	182	—	554	—	—	—	—	736
Total	$44,323	$4,112	$20,981	$8,958	$6,052	$1,990	$—	$86,416

Home Equity and Second Mortgages
Performing	$17,581	$1,295	$1,150	$2,120	$3,078	$844	$—	$26,068
Non-performing	377	—	—	—	—	—	—	377
Total	$17,958	$1,295	$1,150	$2,120	$3,078	$844	$—	$26,445

Consumer Loans
Performing	$66	$4	$167	$183	$798	$291	$2,063	$3,572
Non-performing	—		—				20	20
Total	$66	$4	$167	$183	$798	$291	$2,083	$3,592

U.S. SBA PPP Loans
Performing	$—	$—	$—	$1,137	$14,141	$—	$—	$15,278
Non-performing	—	—	—	1	—	—	—	1
Total	$—	$—	$—	$1,138	$14,141	$—	$—	$15,279

Total loans evaluated by performing status	$62,347	$5,411	$22,298	$12,399	$24,069	$3,125	$2,083	$131,732

Total Recorded Investment	$527,735	$115,658	$199,441	$271,112	$398,430	$130,358	$2,083	$1,644,817
Credit quality indicators as of December 31, 2021 were as follows:

	Commercial Real Estate	Construction and Land Development	Residential Rentals
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—
Pass	1,111,857	35,590	194,093
Special mention	—	—	—
Substandard	3,628	—	942
Doubtful	—	—	—
Loss	—	—	—
Total	$1,115,485	$35,590	$195,035

	Commercial Loans	Commercial Equipment	Total Commercial Portfolios
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—
Pass	50,574	62,326	1,454,440
Special mention	—	—	—
Substandard	—	173	4,743
Doubtful	—	—	—
Loss	—	—	—
Total	$50,574	$62,499	$1,459,183

	Non-Commercial Portfolios **	U.S. SBA PPP Loans	Total Loans Portfolios
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$100,403	$27,276	$127,679
Pass	18,889	—	1,473,329
Special mention	—	—	—
Substandard	468	—	5,211
Doubtful	—	—	—
Loss	—	—	—
Total	$119,760	$27,276	$1,606,219
_______________________________________
**Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g. non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

	Residential First Mortgages	Home Equity and Second Mortgages	Consumer Loans
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Performing	$90,670	$25,436	$3,002
Nonperforming	450	202	—
Total	$91,120	$25,638	$3,002
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
TDRs included in the impaired loan schedules above, as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
Commercial real estate	—	$—	—	$—
Commercial equipment	1	442	1	447
Total TDRs	1	$442	1	$447
Less: TDRs included in non-accrual loans	—	—	—	—
Total accrual TDR loans	1	$442	1	$447
The Company had no specific reserves on TDRs at March 31, 2022 and at December 31, 2021. During the year ended December 31, 2021, TDR disposals, which included payoffs and refinancing, included three loans totaling $0.1 million. TDR loan principal curtailment was $5,000 for the quarter ended March 31, 2022 and $19,000 for the year ended December 31, 2021. There were no TDRs added during the three months ended March 31, 2022 or the year ended December 31, 2021.

Prior to adoption of CECL
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at March 31, 2021 and at December 31, 2021 were as follows:

	March 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$12,029	$5,641	$6,290	$11,931	$854	$11,937	$110	$11,937	$110
Residential first mortgages	794	751	—	751	—	756	11	756	11
Residential rentals	741	736	—	736	—	744	10	744	10
Home equity and second mortgages	666	651	—	651	—	657	4	657	4
Commercial loans	—	—	—	—	—	—	—	—	—
Commercial equipment	559	507	37	544	37	565	12	565	12
Total	$14,789	$8,286	$6,327	$14,613	$891	$14,659	$147	$14,659	$147

	December 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$4,994	$4,797	$93	$4,890	$93	$4,866	$254
Residential first mortgages	879	866	—	866	—	874	32
Residential rentals	982	942	—	942	—	959	48
Home equity and second mortgages	626	601	—	601	—	604	14
Commercial loans	—	—	—	—	—	—	—
Commercial equipment	1,200	1,022	173	1,195	173	2,184	99
Total	$8,681	$8,228	$266	$8,494	$266	$9,487	$447

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at March 31, 2021 and December 31, 2021.

	December 31, 2021				March 31, 2021
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$4,890	$1,109,479	$1,116	$1,115,485	$11,931	$1,067,630	$1,550	$1,081,111
Residential first mortgages	866	90,254	—	91,120	751	115,052	—	115,803
Residential rentals	942	194,093	—	195,035	736	136,786	—	137,522
Construction and land development	—	35,590	—	35,590	—	38,446	—	38,446
Home equity and second mortgages	601	25,037	—	25,638	651	28,309	403	29,363
Commercial loans	—	50,574	—	50,574	—	42,689	—	42,689
Consumer loans	—	3,002	—	3,002	—	1,415	—	1,415
Commercial equipment	1,195	61,304	—	62,499	544	60,290	—	60,834
	$8,494	$1,569,333	$1,116	$1,578,943	$14,613	$1,490,617	$1,953	$1,507,183
Allowance for loan losses:
Commercial real estate	$93	$13,002	$—	$13,095	$854	$12,431	$—	$13,285
Residential first mortgages	—	1,002	—	1,002	—	1,024	—	1,024
Residential rentals	—	2,175	—	2,175	—	1,361	—	1,361
Construction and land development	—	260	—	260	—	365	—	365
Home equity and second mortgages	—	274	—	274	—	263	—	263
Commercial loans	—	582	—	582	—	1,012	—	1,012
Consumer loans	—	58	—	58	—	29	—	29
Commercial equipment	173	798	—	971	37	880	—	917
	$266	$18,151	$—	$18,417	$891	$17,365	$—	$18,256
Purchased Credit-Impaired Loans and Acquired Loans ("PCI")
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
A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2021 and the year ended December 31, 2021 follows:

	Three Months Ended March 31,	Year Ended
(dollars in thousands)	2021	December 31, 2021
Accretable yield, beginning of period	$342	$342
Additions	—	—
Accretion	(31)	(117)
Reclassification from nonaccretable difference	—	43
Other changes, net	—	55
Accretable yield, end of period	$311	$323
At December 31, 2021 acquired performing loans, which totaled $41.1 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $1.1 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the three months ended March 31, 2021 there was $0.1 million of accretion interest.

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the fourth quarter of 2021 which resulted in a reclassification of $0.5 million, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of December 31, 2021:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2021	%
Acquired loans - performing	$41,066	2.56%
Acquired loans - purchase credit impaired ("PCI")	1,116	0.07%
Total acquired loans	42,182	2.63%
U.S. SBA PPP loans	27,276	1.70%
Non-acquired loans**	1,536,761	95.67%
Gross loans	1,606,219
Net deferred fees	(1,011)	(0.06)%
Total loans, net of deferred fees	$1,605,208
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2022	As of December 31, 2021

Goodwill	$10,835	$10,835

	As of March 31, 2022			As of December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible	$3,590	$(2,666)	$924	$3,590	$(2,558)	$1,032
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2022 is as follows:

(dollars in thousands)

Remainder of 2022	$290
2023	302
2024	205
2025	109
2026	18
$924
As of March 31, 2022, the Company did not have impairment to goodwill or core deposit intangibles ("CDI"). At March 31, 2022 the Company had goodwill of $10.8 million or 5.61% of equity and CDI of $0.9 million or 0.48% of equity.
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2021 and concluded that there was no impairment at December 31, 2021. At March 31, 2022, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2021 annual analyses that would indicate that it was more likely than not that goodwill or CDI was impaired.

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. An analysis of activity follows.

	Three Months Ended March 31,		Years Ended December 31,
(dollars in thousands)	2022	2021	2021
Balance at beginning of year	$—	$3,109	$3,109
Additions of underlying property	—	—	—
Disposals of underlying property	—	(600)	(1,722)
Valuation allowance	—	(180)	(1,387)
Balance at end of period	$—	$2,329	$—
Expenses applicable to OREO assets included the following.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Valuation allowance	$—	$180
Losses (gains) on dispositions	—	(22)
Operating expenses	6	23
	$6	$181
The Company had $0.4 million impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2022 and December 31, 2021.
NOTE 6 – DEPOSITS
Deposits consist of the following:

(dollars in thousands)	March 31, 2022		December 31, 2021
	Balance	%	Balance	%
Noninterest-bearing demand	$644,385	30.75%	$445,778	21.68%
Interest-bearing:
Demand	618,869	29.54%	790,481	38.45%
Money market deposits	387,700	18.51%	372,717	18.13%
Savings	124,038	5.92%	119,767	5.82%
Certificates of deposit	320,091	15.28%	327,421	15.92%
Total interest-bearing	1,450,698	69.25%	1,610,386	78.32%

Total Deposits	$2,095,083	100.00%	$2,056,164	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at March 31, 2022 and December 31, 2021 was $56.6 million and $57.6 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At March 31, 2022, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $308.7 million which represented 14.7% of total deposits. At December 31, 2021, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $335.6 million which represented 16.3% of total deposits. These concentrations were with local municipal agencies.

NOTE 7 – LEASE COMMITMENTS & CONTINGENCIES
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
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right of use asset, net	$6,033	$6,124
Operating lease liability	$6,266	$6,343
Weighted average remaining lease term	16.53 years	17.21 years
Weighted average discount rate	3.51%	3.51%
Remaining lease term - min	5.5 years	6.3 years
Remaining lease term - max	22.0 years	23.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Operating lease cost	$146	$197

Cash paid for lease liability	$131	$176
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2022

Lease payments due:
Within one year	$532
After one but within two years	539
After two but within three years	547
After three but within four years	588
After four but within five years	595
After five years	5,677
Total undiscounted cash flows	$8,478
Discount on cash flows	2,212
Total lease liability	$6,266

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
NOTE 9 – SUBORDINATED NOTES
On October 14, 2020, the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three-month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.6 million, which are being amortized over the life of the Notes. The Company recognized amortization expense of $14,000 and $58,000 for the quarters ended March 31, 2022 and 2021, respectively.

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
The Company and Bank are subject to the Basel III Capital Rules which establish a comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s “Basel III” framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios.

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
As of March 31, 2022, and December 31, 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rules. Management believes, as of March 31, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios		The Company		The Bank
(dollars in thousands)		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common equity		$193,140	$208,133	$222,753	$236,561
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(685)	(766)	(685)	(766)
AOCI losses		18,969	1,952	18,969	1,952
Common Equity Tier 1 Capital		200,589	198,484	230,202	226,912
TRUPs		12,000	12,000	—	—
Tier 1 Capital		212,589	210,484	230,202	226,912
Allowable reserve for credit losses and other Tier 2 adjustments		21,619	18,468	21,619	18,468
Subordinated notes		19,524	19,510	—	—
Tier 2 Capital		$253,732	$248,462	$251,821	$245,380

Risk-Weighted Assets ("RWA")		$1,731,539	$1,665,296	$1,729,914	$1,663,831
Average Assets ("AA")		$2,319,531	$2,281,210	$2,317,923	$2,279,835
Regulatory Minimum Ratio + CCB (1)
Common Tier 1 Capital to RWA	7.00%	11.58%	11.92%	13.31%	13.64%
Tier 1 Capital to RWA	8.50	12.28	12.64	13.31	13.64
Tier 2 Capital to RWA	10.50	14.65	14.92	14.56	14.75
Tier 1 Capital to AA (Leverage) (2)	n/a	9.17	9.23	9.93	9.95
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2022 or the year ended December 31, 2021.
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

Loans held for sale
The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of Income. As such, loans subjected to fair value adjustments are classified as Level 2 valuation
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Impaired loans not requiring a specific allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2022 and December 31, 2021, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$121,520	$—	$121,520	$—
CMOs	189,799	—	189,799	—
U.S. Agency	13,410	—	13,410	—
Asset-backed securities issued by Others:
Residential CMOs	199	—	199	—
Student Loan Trust ABSs	53,469	—	53,469	—
Municipal bonds	90,827	—	90,827	—
Corporate bonds	2,960	—	2,960	—
U.S. government obligations	35,343	—	35,343	—
Total AFS securities	$507,527	$—	$507,527	$—

Equity securities carried at fair value through income
CRA investment fund	$4,562	$—	$4,562	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Loans held for sale	$373	$—	$373	$—

Mortgage banking derivative
Interest rate lock commitments	$—	$—	$—	$—

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$119,916	$—	$119,916	$—
CMOs	197,123	—	197,123	—
U.S. Agency	14,304	—	14,304	—
Asset-backed securities issued by others:
Residential CMOs	221	—	221	—
Student Loan Trust ABSs	56,574	—	56,574	—
Municipal bonds	92,841	—	92,841	—
U.S. government obligations	16,860	—	16,860	—
Total AFS securities	$497,839	$—	$497,839	$—

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$4,772	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Mortgage banking derivative
Interest rate lock commitments	$28	$—	$—	$28

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 were included in the tables below.

(dollars in thousands)	March 31, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Individually assessed loans
Commercial real estate	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial equipment	427	—	—	427
Total loans with impairment	$427	$—	$—	$427

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial equipment	—	—	—	—
Total loans with impairment	$—	$—	$—	$—
Premises and equipment held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—
Loans with impairment had unpaid principal balances of $0.7 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2022 and December 31, 2021.

March 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with impairment	$427	Third party appraisals and in-house real estate evaluations of fair value	Management discount for property type, selling costs and current market conditions	0% - 50% - 40%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Interest rate lock commitments	$28	Freddie Mac pricing of loans with comparable terms	Pull-through rate	0% - 100% - 75%

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$507,527	$507,527	$—	$507,527	$—
Equity securities carried at fair value through income	4,562	4,562	—	4,562	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,685	1,685	—	1,685	—
Loans held for sale	373	373	—	373	—
Net loans receivable	1,623,435	1,581,251	—	—	1,581,251
Accrued interest receivable	5,389	5,389	—	5,389	—
Investment in BOLI	39,145	39,145	—	39,145	—
Mortgage banking derivatives	—	—	—	—	—

Liabilities
Savings, NOW and money market accounts	$1,774,992	$1,774,992	$—	$1,774,992	$—
Time deposits	320,091	320,447	—	320,447	—
Long-term debt	12,213	12,235	—	12,235	—
TRUPs	12,000	12,049	—	12,049	—
Subordinated notes	19,524	20,478	—	20,478	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2021 Form 10-K for the fair value methodologies used as of December 31, 2021:

December 31, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$497,839	$497,839	$—	$497,839	$—
Equity securities carried at fair value through income	4,772	4,772	—	4,772	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,472	1,472	—	1,472	—
Net loans receivable	1,586,791	1,578,032	—	—	1,578,032
Accrued interest receivable	5,588	5,588	—	5,588	—
Investment in BOLI	38,932	38,932	—	38,932	—
Mortgage ranking derivatives	28	28	—	—	28

Liabilities
Savings, NOW and money market accounts	$1,728,743	$1,728,743	$—	$1,728,743	$—
Time deposits	327,421	328,083	—	328,083	—
Long-term debt	12,231	12,391	—	12,391	—
TRUPs	12,000	11,589	—	11,589	—
Subordinated notes	19,510	20,979	—	20,979	—
At March 31, 2022 and December 31, 2021, the Company had outstanding loan commitments and standby letters of credit with customers of $68.8 million and $64.4 million, respectively, and $23.7 million and $22.0 million, respectively. Additionally, at March 31, 2022 and December 31, 2021, customers had $222.6 million and $241.7 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS ("AOCI"/"AOCL")
The following table presents the changes in each component of accumulated other comprehensive gain, net of tax, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$(1,952)	$4,504
Other comprehensive losses, net of tax before reclassifications	(17,017)	(3,253)
Amounts reclassified from accumulated other comprehensive gain	—	433
Net other comprehensive losses	(17,017)	(2,820)
End of period	$(18,969)	$1,684

As of the three months ended March 31, 2022 and March 31, 2021, reclassification adjustments were due to the gain on sale of AFS investment securities of $0.0 million and $0.6 million, respectively.
NOTE 14 – EARNINGS PER SHARE (“EPS”)
Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents. The Company has not granted any stock options since 2007 and all outstanding options expired on July 17, 2017.
As of March 31, 2022, and 2021, there were no unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021

Net Income	$6,288	$6,299

Average number of common shares outstanding	5,688,221	5,888,250
Dilutive effect of common stock equivalents	10,817	9,448
Average number of shares used to calculate diluted EPS	5,699,038	5,897,698

Anti-dilutive shares	—	—

Earnings Per Common Share
Basic	$1.11	$1.07
Diluted	$1.10	$1.07
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

(dollars in thousands)	Three Months Ended March 31,
	2022	2021
Current income tax expense	$1,927	$1,895
Deferred income tax expense	206	232
Income tax expense as reported	$2,133	$2,127

Effective tax rate	25.3%	25.2%
Net deferred tax assets totaled $15.5 million at March 31, 2022 and $9.0 million at December 31, 2021. No valuation allowance for deferred tax assets was recorded at March 31, 2022 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The effective tax rate differed from the statutory federal and state income rates during 2022 and 2021 primarily due to the effect of tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes. The Company’s consolidated effective tax rate is expected to be between 25.00% and 26.06% in 2022.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for credit losses ("ACL"), goodwill impairment, and the valuation of deferred tax assets to be critical accounting policies. The Company believes that the most critical accounting policies upon which its financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.
For additional information regarding the ACL, Goodwill, and the valuation of deferred taxes, refer to Notes 1, 3, 4, and 14 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2021.
On January 1, 2022, the Company adopted FASB ASU 2016-13, which changes the accounting for the allowance for credit losses. For a discussion of this new accounting policy, refer to Note 1 "Basis of Presentation" to the Consolidated Financial Statements.
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
Management will continue to focus on delivering strong results during 2022 to drive profitability and operating efficiency. During the first quarter of 2022, we had robust portfolio loan growth, strong non-interest bearing and transaction deposit growth, and continued to optimize our branch and virtual banking operations.
•Net income totaled $6.3 million for the quarter ended March 31, 2022, or $1.10 per diluted common share compared to net income of $6.3 million or $1.07 per diluted common share for the quarter ended March 31, 2021 and $6.8 million or $1.18 per diluted common share for the quarter ended December 31, 2021.
•Total portfolio loans increased to $1,629.5 million, an increase of $50.7 million or 12.9% annualized, compared to the prior quarter, and $121.5 million or 8.1% from March 31, 2021. The loan pipeline at March 31, 2022 was $193.0 million compared to $160.0 million at December 31, 2021.
•Non-interest-bearing accounts increased $198.6 million to $644.4 million or 30.75% of deposits at March 31, 2022 from 21.68% of deposits at December 31, 2021. In January 2022, the Bank provided customers with required regulatory notifications to change the terms of certain transaction deposit accounts from low interest-bearing to non-interest bearing accounts. Transaction deposits increased $46.2 million, or 10.7% annualized, to $1,775.0 million in the first quarter of 2022.
•During the first quarter of 2022, total common equity decreased $15.0 million or 7.2% to $193.1 million, and tangible common equity ("TCE") decreased $14.9 million or 7.6% to $181.4 million at March 31, 2022. The decreases were primarily due to an increase of $17.0 million in accumulated other comprehensive losses ("AOCL") in the Bank's available for sale ("AFS") securities portfolio due to changes in interest rates.

•Portfolio loan end of period contractual rates increased by one basis point to 3.85% at March 31, 2021 compared to December 31, 2021. The loan portfolio is positioned for rising rates with $517.7 million or 32% of net loans, excluding the allowance for credit losses, scheduled to reprice monthly or in the next three months and an additional $50.0 million or 3% repricing the following nine months. The Bank's effective duration on the loan portfolio was 2.1 years at March 31, 2022. In addition, increased non-interest bearing accounts as a percentage of deposits also better positions the Company for a rising rate environment.
•In March 2021, we improved asset quality with the sale of impaired non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million.
•On April 21, 2021, the Bank purchased its second branch location in Virginia at 5831 Plank Road, Spotsylvania. The full-service branch is expected to open in second quarter of 2022 and will provide banking, lending and wealth management services with a focus on digital banking. At March 31, 2022, loans in the greater Fredericksburg, Virginia area accounted for almost 50% of the Bank's outstanding portfolio loans, and Fredericksburg branch deposits were $101 million with an average cost of deposits of three basis points. Management believes the greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
The Company is addressing COVID-19 credit concerns by maintaining an adequate allowance for credit losses. We believe current market disruptions in the banking industry caused by both the COVID-19 pandemic as well as industry consolidation will provide opportunities for continued organic growth in 2022.
For additional information regarding the Company's COVID-19 programs, including risk factors and accounting treatment, refer to Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC. The following summarizes major activities we remain engaged in related to the pandemic at and for the three months ended March 31, 2022:
•The Company offered payment deferral programs for its business and individual customers. Generally, depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment between 90 and 180 days. Management closely monitors previously COVID-19 deferred loans in reviews of credit quality indicators as part of individual loan and relationship reviews and changes classification ratings as needed.
•The Company actively assisted customers and community businesses with applications for resources through the U.S. SBA PPP program. As of March 31, 2022, the Company had 114 U.S. SBA PPP loans with balances of $15.3 million.
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

(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021	March 31, 2021
Total assets	$2,351,923	$2,327,306	$2,149,531
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	924	1,032	1,394
Total intangible assets	11,759	11,867	12,229
Tangible assets	$2,340,164	$2,315,439	$2,137,302

Total common equity	$193,140	$208,133	$200,759
Less: intangible assets	11,759	11,867	12,229
Tangible common equity	$181,381	$196,266	$188,530

Common shares outstanding at end of period	5,686,799	5,718,528	5,897,685

GAAP common equity to assets	8.21%	8.94%	9.34%
Non-GAAP tangible common equity to tangible assets	7.75%	8.48%	8.82%

GAAP common book value per share	$33.96	$36.40	$34.04
Non-GAAP tangible common book value per share	$31.90	$34.32	$31.97

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Return on Average Common Equity ("ROACE")
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Net income (as reported)	$6,288	$6,299

ROACE	12.30%	12.53%

Average equity	$204,554	$201,124
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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Net income (as reported)	$6,288	$6,299
Core deposit intangible amortization (net of tax)	81	99
Net earnings applicable to common shareholders	$6,369	$6,398

ROATCE	13.22%	13.56%

Average tangible common equity	$192,725	$188,808

COMPARISON OF RESULTS OF OPERATIONS
A comparison of the results of operations for the quarter ended March 31, 2022, and March 31, 2021 is presented below.

	(Unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2022	2021
OPERATING DATA
Interest and dividend income	$17,336	$17,678
Interest expenses	867	1,169
Net interest income ("NII")	16,469	16,509
Provision for credit losses	450	295
Provision (recovery) for unfunded commitments	(31)	—
NII after provision for credit losses and unfunded commitments	16,050	16,214
Noninterest income	1,451	2,360
Noninterest expenses	9,080	10,148
Income before income taxes	8,421	8,426
Income taxes	2,133	2,127
Net income	6,288	6,299
Income available to common shares	$6,288	$6,299

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.08%	1.22%
Return on average common equity ("ROACE")	12.30	12.53
Return on Average Tangible Common Equity ("ROATCE")	13.22	13.56
Average total equity to average total assets	8.79	9.71
Interest rate spread	3.05	3.43
Net interest margin	3.12	3.50
Efficiency ratio (1)	50.67	53.78
Non-interest expense to average assets	1.56	1.96
Net operating expense to average assets (2)	1.31	1.50
_______________________________________
(1) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(2) Net operating expense is the sum of non-interest expense offset by non-interest income.
Summary of Financial Results
The Company reported net income for the three months ended March 31, 2022 of $6.3 million or diluted earnings per share of $1.10 compared to net income of $6.3 million or $1.07 per diluted earnings per share for the three months ended March 31, 2021. The Company’s ROAA and ROACE were 1.08% and 12.30% for the three months ended March 31, 2022 compared to 1.22% and 12.53% in March 31, 2021.
Net income in the first quarter of 2022 remained relatively flat as compared to the same quarter in 2021. In the quarter ended March 31, 2021, we recorded a $1.3 million charge related to an isolated wire transfer fraud incident, there was no comparable loss during the three months ended March 31, 2022. The decrease in other expenses was offset by decreased noninterest income, increased provision for credit losses and decreased net interest income.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Interest and dividend income	$17,336	$17,678	$(342)	(1.9)%
Interest expense	867	1,169	(302)	(25.8)%
Net interest income	16,469	16,509	(40)	(0.2)%
Provision for credit losses	450	295	155	52.5%
Provision (recovery) for unfunded commitments	(31)	—	(31)	—%
Noninterest income	1,451	2,360	(909)	(38.5)%
Noninterest expense	9,080	10,148	(1,068)	(10.5)%
Income before income taxes	8,421	8,426	(5)	(0.1)%
Income tax (income) expense	2,133	2,127	6	0.3%
Net income	$6,288	$6,299	$(11)	(0.2)%
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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$15,610	$16,592	$(982)	(5.9)%
Taxable interest and dividends on investment securities	1,666	1,064	602	56.6%
Interest on deposits with banks	60	22	38	172.7%
Total Interest and Dividend Income	17,336	17,678	(342)	(1.9)%

Interest Expenses
Deposits	513	802	(289)	(36.0)%
Long-term debt	354	367	(13)	(3.5)%
Total Interest Expenses	867	1,169	(302)	(25.8)%

Net Interest Income (NII)	$16,469	$16,509	$(40)	(0.2)%

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

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,112,108	$10,737	3.86%	$1,059,803	$10,696	4.04%
Residential first mortgages	86,805	713	3.29%	124,984	914	2.93%
Residential rentals	197,312	1,831	3.71%	139,220	1,445	4.15%
Construction and land development	33,669	407	4.84%	36,091	402	4.46%
Home equity and second mortgages	25,946	245	3.78%	29,272	248	3.39%
Commercial loans	46,668	550	4.71%	44,740	551	4.93%
Commercial equipment loans	61,715	642	4.16%	60,544	519	3.43%
U.S. SBA PPP loans	20,444	452	8.84%	116,003	1,802	6.21%
Consumer loans	3,213	33	4.11%	1,320	15	4.55%
Allowance for loan losses	(21,043)	—	—	(19,614)	—	0.00%
Loan portfolio (1)	1,566,837	15,610	3.99%	1,592,363	16,592	4.17%
Taxable investment securities	484,157	1,572	1.30%	229,810	951	1.66%
Nontaxable investment securities	17,513	94	2.15%	20,841	114	2.19%
Interest-bearing deposits in other banks	42,608	60	0.56%	25,064	14	0.22%
Federal funds sold	—	—	—%	18,721	7	0.15%
Interest-Earning Assets ("IEAs")	2,111,115	17,336	3.28%	1,886,799	17,678	3.75%
Cash and cash equivalents	116,560			82,669
Goodwill	10,835			10,835
Core deposit intangible	994			1,481
Other assets	86,488			88,791
Total Assets	$2,325,992			$2,070,575

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$609,945	$—	—%	$381,059	$—	—%
Interest-bearing demand deposits
Savings	121,236	15	0.05%	101,782	13	0.05%
Demand deposits	625,241	103	0.07%	602,836	97	0.06%
Money market deposits	378,781	100	0.11%	349,718	98	0.11%
Certificates of deposit	322,346	295	0.37%	351,365	594	0.68%
Total interest-bearing deposits	1,447,604	513	0.14%	1,405,701	802	0.23%
Total Deposits	2,057,549	513	0.10%	1,786,760	802	0.18%
Long-term debt	12,219	25	0.82%	27,291	41	0.60%
Subordinated Notes	19,515	251	5.14%	19,490	251	5.15%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	78	2.60%	12,000	75	2.50%
Total Debt	43,734	354	3.24%	58,781	367	2.50%

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Bearing Liabilities ("IBLs")	1,491,338	867	0.23%	1,464,482	1,169	0.32%
Total Funds	2,101,283	867	0.17%	1,845,541	1,169	0.25%
Other liabilities	20,155			23,910
Stockholders’ equity	204,554			201,124
Total Liabilities and Stockholders’ Equity	$2,325,992			$2,070,575

Net interest income		$16,469			$16,509

Interest rate spread			3.05%			3.43%
Net yield on interest-earning assets			3.12%			3.50%
Avg. loans to avg. deposits			76.15%			89.12%
Avg. transaction deposits to total avg. deposits **			84.33%			80.34%
Ratio of average IEAs to average IBLs			141.56%			128.84%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $50,000 and $90,000 of accretion interest during the three months ended March 31, 2022 and 2021, respectively.
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

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)
Commercial real estate	$505	$(464)	$41
Residential first mortgages	(314)	113	(201)
Residential rentals	539	(153)	386
Construction and land development	(29)	34	5
Home equity and second mortgages	(31)	28	(3)
Commercial loans	23	(24)	(1)
Commercial equipment loans	12	111	123
SBA PPP loans	(2,113)	763	(1,350)
Consumer loans	19	(1)	18
Taxable investment securities	826	(205)	621
Nontaxable investment securities	(18)	(2)	(20)
Interest-bearing deposits in other banks	25	21	46
Federal funds sold	—	(7)	(7)
Total interest-earning assets	$(556)	$214	$(342)

Interest-bearing liabilities:
Savings	$2	$—	$2
Demand deposits	4	2	6
Money market deposits	8	(6)	2
Certificates of deposit	(27)	(272)	(299)
Long-term debt	(31)	15	(16)
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	3	3
Total interest-bearing liabilities	$(43)	$(259)	$(302)
Net change in net interest income	$(513)	$473	$(40)
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $50,000 and $0.1 million of accretion interest during the three months ended March 31, 2022 and 2021, respectively.
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. In response to the inflation effects on the economy, the Federal Open Market Committee increased the federal funds interest rate by 25 basis points from a target range of 0.00% to 0.25% to a target range of 0.25% to 0.50%. The federal funds interest rate increase did not have a significant impact on our net interest income for the quarter ended March 31, 2022.
The stability in net interest income resulted primarily from decreases in interest expense from lower funding costs substantially offsetting lower interest income. Interest income decreased due to lower asset yields and lower U.S. SBA PPP income due to loan payoffs partially offset by increased interest income from larger average commercial real estate and residential rental loan portfolios and taxable investment securities balance. Interest income from the Company's participation in the U.S. SBA PPP program was $0.5 million and $1.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Net interest margin of 3.12% for the three months ended March 31, 2022 was 38 basis points lower than the 3.50% for the three months ended March 31, 2021.

The decrease in net interest margin from the first quarter of 2021 resulted primarily from the Company’s overall interest earning asset yields decreasing at a faster rate than funding costs. The Company’s cost of funds decreased nine basis points from 0.25% for the three months ended March 31, 2021 to 0.17% for the three months ended March 31, 2022. The repricing of time deposits, the increase in non-interest bearing accounts as a percentage of total deposits and lower costs for transaction deposit accounts all contributed to lowering the Bank's cost of funds in 2022 and 2021. Interest earning asset yields decreased 46 basis points from 3.75% for the three months ended March 31, 2021 to 3.28% for the three months ended March 31, 2022.
For the three months ended March 31, 2022 and March 31, 2021, net interest margin increased six basis point and 18 basis points as a result of net U.S. SBA PPP loan interest income and accelerated loan fee recognition. Loan yields decreased from 4.17% for the three months ended March 31, 2021 to 3.99% for the three months ended March 31, 2022. Loan yields, excluding U.S. SBA PPP loan interest income, were 3.92% and 4.01% for the three months ended March 31, 2022 and March 31, 2021.
Excluding the acceleration of interest income with U.S. SBA PPP loan forgiveness, a stable to increasing net interest margin is possible during the balance of 2022 assuming interest-earning assets reprice faster than interest-bearing liabilities and the Bank maintains its current favorable funding mix. We expect U.S. SBA PPP loan forgiveness to modestly improve margins and net interest income in the second and third quarters of 2022 with the recognition of remaining net deferred fees.
Provision for Loan Losses
The following table shows the dollar and percentage changes for the provision for loan losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Provision for credit losses	$450	$295	$155	52.54%
The provision for loan losses is a function of the calculation of the allowance for credit loss on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$176	$198	$(22)	(11.1)%
Net gains on sale of investment securities	—	586	(586)	(100.0)%
Unrealized (losses) gain on equity securities	(222)	(85)	(137)	161%
Income from bank owned life insurance	214	214	—	—%
Service charges	926	1,187	(261)	(22.0)%
Referral fee income	361	451	(90)	(20.0)%
Net (losses) gain on sale of loans originated for sale	(4)	—	(4)	—%
Loss on sale of loans	—	(191)	191	(100.0)%
Total Noninterest Income	$1,451	$2,360	$(909)	(38.5)%
Noninterest income for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021. The decrease for the comparable periods was primarily due to decreased gains on the sale of investment securities, decreased service charge income and increased unrealized losses on equity securities, partially offset by a loss on the sale of impaired loans in the first quarter of 2021. During the quarter ended March 31, 2021, the Bank sold classified and non-accrual commercial real estate and residential loans with an aggregate amortized cost, net of charge-offs, of $9.1 million and recognized a $0.2 million loss on the sale. Noninterest income as a percentage of average assets was 0.25% and 0.46%, respectively, for the three months ended March 31, 2022 and 2021.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,055	$4,788	$267	5.6%
OREO valuation allowance and expenses	6	181	(175)	(96.7)%
Sub-total	5,061	4,969	92	1.9%
Operating Expenses
Occupancy expense	732	761	(29)	(3.8)%
Advertising	64	79	(15)	(19.0)%
Data processing expense	1,007	936	71	7.6%
Professional fees	731	640	91	14.2%
Depreciation of premises and equipment	149	147	2	1.4%
FDIC Insurance	179	252	(73)	(29.0)%
Core deposit intangible amortization	109	133	(24)	(18.0)%
Fraud losses	40	1,329	(1,289)	(97.0)%
Other expenses	1,008	902	106	11.8%
Total Operating Expenses	$4,019	$5,179	$(1,160)	(22.4)%
Total Noninterest Expense	$9,080	$10,148	$(1,068)	(10.5)%

The 10.5% decrease in noninterest expense for the comparable periods was primarily due to decreases in fraud losses expenses, and OREO expenses, partially offset by increases in compensation and benefits, and professional fees. During the first quarter of 2021, the Bank incurred a $1.3 million charge related to an isolated wire transfer fraud incident. Our investigation determined that no information systems of the Bank were compromised, and no employee fraud was involved. No additional expense is expected to be incurred relating to this incident and the Company submitted an insurance claim. Data processing costs are comparable to average 2020 quarterly expense and include the Bank's continued investment in technology. The Company's investments in technology have improved efficiency as the asset size of the Bank has increased. Decreased OREO expenses reflect management's actions in 2021 to reduce non-performing assets. Compensation and benefits increased 5.6% or $0.3 million to $4.8 million primarily due to the deferral of $0.3 million of costs for U.S. SBA PPP loans originated during the first quarter of 2021, lower health care claims and incentive accruals.
Noninterest expense in the first quarter of 2022 at $9.1 million, was lower than anticipated due primarily to lower compensation and benefits and no credit related costs for OREO. Lower than anticipated health care costs, a lower average full-time equivalent headcount than anticipated and lower benefit and incentive accruals all contributed to a lower expense run rate. Management's projected quarterly expense run rate for the second quarter of 2022 is estimated between $9.4 million and $9.6 million and includes the base compensation increases given to select employee groups in January 2022 to address local wage competitive pressure.
The Company’s efficiency ratio was 50.67% for the three months ended March 31, 2022 compared to 53.78% for the three months ended March 31, 2021. The Company’s net operating expense ratio was 1.31% for the three months ended March 31, 2022 compared to 1.50% for the three months ended March 31, 2021. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to improve asset quality and generate more operating revenues while controlling expense growth.
Income Tax Expense
The effective tax rate for the three months ended March 31, 2022 was 25.33% compared to an effective tax rate of 25.24% for the three months ended March 31, 2021.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2022 AND DECEMBER 31, 2021
The following table shows selected historical consolidated financial data for the Company, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Annual 10-K report.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
FINANCIAL CONDITION DATA
Total assets	$2,351,923	$2,327,306
Loans receivable, net	1,623,435	1,586,791
Investment securities	512,296	502,818
Goodwill	10,835	10,835
Core deposit intangible	924	1,032
Deposits	2,095,083	2,056,164
Borrowings	12,213	12,231
Junior subordinated debentures	12,000	12,000
Subordinated notes - 4.75% **	19,524	19,510
Stockholders’ equity - common	193,140	208,133
**Company issued $20.0 million of 4.75% subordinated notes due 2030 on October 14, 2020.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
COMMON SHARE DATA
Basic earnings per common share	$1.11	$4.47
Diluted earnings per common share	1.10	4.47
Dividends declared per common share	0.18	0.58
Common dividend payout ratio	0.16	0.13
Book value per common share	33.96	36.40
Tangible book value per common share	31.90	34.32
Common shares outstanding at end of period	5,686,799	5,718,528
Basic weighted average common shares	5,688,221	5,788,003
Diluted weighted average common shares	5,699,038	5,797,525

OTHER DATA
Full-time equivalent employees	191	186
Branches	11	11
Loan Production Offices	4	4

CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.17%	9.23%
Tier 1 common capital to risk-weighted assets	11.58	11.92
Tier 1 capital to risk-weighted assets	12.28	12.64
Total risk-based capital to risk-weighted assets	14.65	14.92
Common equity to assets	8.21	8.94
Tangible common equity to tangible assets	7.75	8.48

Assets
Total assets increased primarily due to growth in net loans, investment securities and net deferred tax assets. The differences in allocations between the cash and investment categories reflect operational needs. Total assets and on-balance sheet liquidity increased in the first three months of 2021 from organic loan and deposit growth.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Cash and due from banks	$80,702	$108,990	$(28,288)	(26.0)%
Interest-bearing deposits with banks	32,460	30,664	1,796	5.9%
Securities available for sale ("AFS"), at fair value	507,527	497,839	9,688	1.9%
Equity securities carried at fair value through income	4,562	4,772	(210)	(4.4)%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	1,685	1,472	213	14.5%
Loans held for sale	373	—	373	—%
Net Loans	1,623,435	1,586,791	36,644	2.3%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	21,304	21,427	(123)	(0.6)%
Accrued interest receivable	5,389	5,588	(199)	(3.6)%
Investment in bank owned life insurance	39,145	38,932	213	0.5%
Core deposit intangible	924	1,032	(108)	(10.5)%
Net deferred tax assets	15,523	9,033	6,490	71.8%
Right of use assets, net operating leases	6,033	6,124	(91)	(1.5)%
Other assets	1,819	3,600	(1,781)	(49.5)%
Total Assets	$2,351,923	$2,327,306	$24,617	1.1%
Cash and Cash Equivalents
Cash and cash equivalents totaled $113.2 million at March 31, 2022, compared to $139.7 million at December 31, 2021. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. Deferred tax assets increased $6.5 million to $15.5 million primarily due to the day one CECL adjustment and increases in unrealized losses of the Bank's AFS investment portfolio related to changes in interest rates. Other assets decreased $1.8 million or 49.47% due to a decrease in income tax receivables.
Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at March 31, 2022 and December 31, 2021, estimated fair values were $514.0 million, and $504.3 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at March 31, 2022 and December 31, 2021. AFS securities are evaluated quarterly to determine whether a decline in their value is the result of a deterioration in credit quality. A reserve for credit losses was not recorded for the periods reported.
At March 31, 2022, approximately 92%, or $466.3 million of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to approximately 92%, or $456.2 million, at December 31, 2021.
Gross unrealized losses at March 31, 2022 and December 31, 2021 for AFS securities were $26.1 million and $6.0 million, respectively, of amortized cost of $533.2 million and $500.5 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.

The Bank holds 70.7% or $376.7 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $54.4 million in student loan trusts, which represent 10.2% of the AFS investment portfolio, are 97% U.S. government guaranteed. At March 31, 2022, the Company also had $98.9 million or 18.6% of AFS investments in municipal bonds.
The effective duration of the Company's AFS portfolio at March 31, 2022 was estimated between 3.6 years and 4.0 years.
At March 31, 2022 and December 31, 2021, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 6.61 years and 6.91 years and an average duration of 5.97 years and 6.41 years, respectively. At March 31, 2022 and December 31, 2021, AFS asset-backed securities issued by student loan trusts and others had an average life of 6.15 years and 6.24 years and an average duration of 5.76 years and 6.03 years, respectively. At March 31, 2022 and December 31, 2021, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 9.91 years and 8.75 years and an average duration of 8.57 years and 7.83 years, respectively.
The amortized cost of AFS investment securities by contractual maturity at March 31, 2022 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at March 31, 2022 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$23,176	1.93%	$93,246	1.93%	$125,338	1.90%	$98,104	2.18%	$339,864	$324,729
Asset-backed securities issued by Others	3,725	0.96%	14,987	0.97%	20,145	1.02%	15,767	1.15%	54,624	53,668
Municipal securities	6,744	2.47%	27,132	2.47%	36,469	2.47%	28,544	2.66%	98,889	90,827
Corporate bonds	204	3.88%	823	3.88%	1,106	3.88%	867	—%	3,000	2,960
U.S. Treasury bonds	2,510	1.18%	10,098	1.24%	13,573	1.23%	10,624	—%	36,805	35,343
Total AFS investment securities	$36,359	1.89%	$146,286	1.90%	$196,631	1.96%	$153,906	2.26%	$533,182	$507,527
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at March 31, 2022 and December 31, 2021 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2022		December 31, 2021
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$466,296	AAA	$456,162
AA	38,072	AA	41,455
A	199	A	222
BBB	2,960	BBB	—
Total	$507,527	Total	$497,839

Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of Southern Maryland, the city of Fredericksburg, Virginia and Spotsylvania and Stafford counties in Virginia. In 2021, the Bank increased lending in Virginia in the cities and surrounding areas of Culpeper, Orange and Charlottesville. The Bank plans to open a loan production office in Charlottesville, Virginia in 2022. At March 31, 2022, loans in Maryland and Virginia are almost evenly distributed with approximately 49% of the Bank's outstanding portfolio loans in our expanding Virginia market. Management is optimistic that the Virginia market will continue to provide opportunities for organic growth.
At March 31, 2022, total net loans, which include portfolio loans and U.S. SBA PPP loans, increased 9.2% annualized or $36.6 million from December 31, 2021. Total net portfolio loans increased $47.8 million and U.S. SBA PPP loans decreased $11.1 million for the comparable period ends. The commercial real estate portfolio increased in total during the first three months of 2022, while increasing slightly as a percentage of total portfolio loans. The Company’s loan pipeline was $193 million at March 31, 2022 compared to $160 million at December 31, 2021.
During 2020 and 2021, the Company originated 1,532 U.S. SBA PPP loans with original balances of $201.3 million. As of March 31, 2022, there were 114 U.S. SBA PPP loans with outstanding balances of $15.8 million. The Company is presently assisting customers with forgiveness applications for outstanding loans.
The following is a breakdown of the Company’s loan portfolio, net of deferred costs and fees at March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	%	December 31, 2021**	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,177,761	72.28%	$1,113,793	70.54%	$63,968	22.97%
Residential first mortgages	86,416	5.30%	92,710	5.87%	(6,294)	(27.16)%
Residential rentals	191,065	11.73%	194,911	12.35%	(3,846)	(7.89)%
Construction and land development	30,649	1.88%	35,502	2.25%	(4,853)	(54.68)%
Home equity and second mortgages	26,445	1.62%	25,661	1.63%	784	12.22%
Commercial loans	48,948	3.00%	50,512	3.20%	(1,564)	(12.39)%
Consumer loans	3,592	0.22%	3,015	0.19%	577	76.55%
Commercial equipment	64,662	3.97%	62,706	3.97%	1,956	12.48%
Total portfolio loans	1,629,538	100.00%	1,578,810	100.00%	50,728	12.85%
Less: Allowance for Credit Losses	(21,382)	(1.31)%	(18,417)	(1.17)%	(2,965)	64.40%
Total net portfolio loans	1,608,156		1,560,393		47,763	12.24%
U.S. SBA PPP loans	15,279		26,398		(11,119)	(168.48)%
Total net loans	$1,623,435		$1,586,791		$36,644	9.24%
**December 31, 2021 reported balance are shown net of deferred costs and fees to conform with the current period's presentation.
Loan Concentrations
At March 31, 2022 and December 31, 2021, commercial loans, including residential rentals, represented 91.0% and 90.1%, respectively, of total portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at March 31, 2022 and December 31, 2021 were $872 million or 347% and $813 million or 331%, respectively. Construction loans as a percentage of risk-based capital at March 31, 2022 and December 31, 2021 were $138 million or 55% and $140 million or 57%, respectively.

Asset Quality
The following tables show asset quality ratios at March 31, 2022 and December 31, 2021.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
ASSET QUALITY
Total portfolio loans	$1,629,538	$1,578,810
Classified Assets	4,745	5,211
Allowance for credit losses	21,382	18,417

Past due loans - 31 to 89 days	386	568
Past due loans >=90 days (1)	1,233	961
Total past due (delinquency) loans	1,619	1,529

Non-accrual loans (2)	7,465	7,631
Accruing troubled debt restructures (TDRs) (3)	442	447
Other real estate owned (OREO)	—	—
Non-accrual loans, OREO and TDRs	$7,907	$8,078

ASSET QUALITY RATIOS (4)
Classified assets to total assets	0.20%	0.22%
Classified assets to risk-based capital	1.87	2.10
Allowance for loan losses to total portfolio loans	1.31	1.17
Allowance for loan losses to non-accrual loans	286.43	241.34
Past due loans - 31 to 89 days to total portfolio loans	0.02	0.04
Past due loans >=90 days to total portfolio loans	0.08	0.06
Total past due (delinquency) to total portfolio loans	0.10	0.10
Non-accrual loans to total portfolio loans	0.46	0.48
Non-accrual loans and TDRs to total portfolio loans	0.49	0.51
Non-accrual loans and OREO to total assets	0.32	0.33
Non-accrual loans and OREO to total portfolio loans and OREO	0.46	0.48
Non-accrual loans, OREO and TDRs to total assets	0.34	0.35
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

Allowance for Credit Losses and Provision for Credit Losses
The following is a breakdown of the Company’s general and specific allowances as a percentage of gross portfolio loans at and for the three months ended March 31, 2022 and 2021 and year ended December 31, 2021:
Breakdown of general and specific allowance as a percentage of total portfolio loans (1)

	March 31, 2022	March 31, 2021	December 31, 2021
General allowance	$21,087	$17,365	$18,151
Specific allowance	295	891	266
	$21,382	$18,256	$18,417
General allowance	1.29%	1.15%	1.15%
Specific allowance	0.02%	0.06%	0.02%
Allowance to total portfolio loans	1.31%	1.21%	1.17%

Allowance to non-acquired loans (2)	n/a	1.26%	1.20%

Total acquired loans (2)	n/a	$57,334	$42,182
Non-acquired loans** (2)	n/a	$1,449,849	$1,536,761
Total portfolio loans	$1,629,538	$1,507,183	$1,578,943
____________________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments. Non-acquired loans exclude U.S. SBA PPP loans.
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
(2)Allowance to non-acquired loans is no longer relevant as the ACL considers all portfolio loans.
On January 1, 2022, the Company adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the current expected credit loss model ("CECL"). The ACL is a valuation account that is deducted from loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Bank uses a range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, or reduce the estimated value of any underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2022 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
Upon the adoption of ASC 326, the Company recorded a $2.5 million increase to the ACL. At March 31, 2022, the ACL was $21.4 million increased $3.0 million or 16.1% when compared to $18.4 million at December 31, 2021. The increase is related to the impact of adoption and the current quarter's provision.
ACL levels increased to 1.31% of portfolio loans at March 31, 2022 compared to 1.17% at December 31, 2021. At and for the three months ended March 31, 2022, the Company's ACL increased $3.0 million or 16.1% to $21.4 million at March 31, 2022 from $18.4 million at December 31, 2021. The increase in the general allowance was primarily related to the impact of adoption of ASC-326 and portfolio loan growth.
The Company recorded an increase in its provision for credit loss expense for the three months ended March 31, 2022 compared to the same periods in the prior year. Net charge-offs also decreased for the comparable periods from $1.5 million in net charge-offs in the first quarter of 2021 to $19,000 in net recoveries in the first quarter of 2022. During the three months ended March 31, 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $191,000.
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
As of March 31, 2022 there were previously COVID-19 deferred loans of $1.0 million (two relationships - both were current but non-accrual) deemed to be non-accrual and substandard based on internal reviews. As of December 31, 2021 there were $3.9 million of COVID-19 deferred loans deemed to be non-accrual and substandard. In our evaluation of previously deferred loans, we considered the length of the deferral period, the type and amount of collateral and customer industries.
Management believes that the allowance is adequate at March 31, 2022. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.
The following table allocates the ACL and ALLL by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial real estate	$17,313	72.28%	$13,095	70.66%
Residential first mortgages	284	5.30%	1,002	5.77%
Residential rentals	1,546	11.73%	2,175	12.35%
Construction and land development	137	1.88%	260	2.25%
Home equity and second mortgages	178	1.62%	274	1.62%
Commercial loans	319	3.00%	582	3.20%
Consumer loans	73	0.22%	58	0.19%
Commercial equipment	1,532	3.97%	971	3.96%
Total allowance for credit losses	$21,382	100.00%	$18,417	100.00%
(1) Percent of loans in each category to total portfolio loans
The following table indicates net charge-offs by average portfolio loan category for the quarters ended March 31, 2022 and March 31, 2021, and for the year ended December 31, 2021:

	March 31, 2022			March 31, 2021			December 31, 2021
(dollars in thousands)	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%
Commercial real estate	$—	$1,112,108	—%	$(1,246)	$1,059,803	(0.12)%	$(1,914)	$1,085,823	(0.18)%
Residential first mortgages	—	86,805	—	(142)	124,984	(0.11)	(142)	107,011	(0.13)
Residential rentals	—	197,312	—	(46)	139,220	(0.03)	(46)	151,606	(0.03)
Construction and land development	—	33,669	—	—	36,091	—	—	36,891	—
Home equity and second mortgages	—	25,946	—	1	29,272	—	5	28,051	0.02
Commercial loans	1	46,668	—	(45)	44,740	(0.10)	467	46,390	1.01
Consumer loans	—	3,213	—	—	1,320	—	—	1,783	—
Commercial equipment loans	18	61,715	0.03	15	60,544	0.02	37	60,845	0.06
	19	1,567,436	—	(1,463)	1,495,974	(0.10)	(1,593)	1,518,400	(0.10)
Allowance for credit losses	—	(21,043)	—	—	(19,614)	—	—	(18,788)	—
Total net charge-off and average portfolio loans	$19	$1,546,393	—%	$(1,463)	$1,476,360	(0.10)%	$(1,593)	$1,499,612	(0.11)%
Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $0.2 million and increased due to impact of the ASC 326 adoption and a $31,000 recovery in the current quarter following a reduction of available credit lines. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Classified Assets and Special Mention Assets
Classified assets decreased $0.5 million from $5.2 million at December 31, 2021 to $4.7 million at March 31, 2022. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's allowance methodology. Risk ratings are expected to be an important indicator in assessing ongoing credit risks of COVID-19 deferred loans. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2022, and December 31, 2021, 2020, 2019, and 2018, respectively:

	As of
(dollars in thousands)	3/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018
Classified loans
Substandard	$4,745	$5,211	$19,249	$26,863	$32,226
Doubtful	—	—	—	—	—
Total classified loans	4,745	5,211	19,249	26,863	32,226
Special mention loans	—	—	7,672	—	—
Total classified and special mention loans	$4,745	$5,211	$26,921	$26,863	$32,226

Classified loans	$4,745	$5,211	$19,249	$26,863	$32,226
Classified securities	—	—	—	—	482
Other real estate owned	—	—	3,109	7,773	8,111
Total classified assets	$4,745	$5,211	$22,358	$34,636	$40,819

Total classified assets as a percentage of total assets	0.20%	0.22%	1.10%	1.93%	2.42%
Total classified assets as a percentage of Risk Based Capital	1.87%	2.10%	9.61%	16.21%	21.54%

Non-Performing Assets

(dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate	$4,988	$4,890
Residential first mortgages	736	450
Residential rentals	672	942
Construction and land development	—	—
Home equity and second mortgages	377	601
Commercial loans	25	—
Consumer loans	—	—
Commercial equipment	666	691
U.S. SBA PPP loans	1	57
Total non-accrual loans (1)	7,465	7,631

OREO	—	—

TDRs: (1) (2)
Commercial real estate	—	—
Residential first mortgages	—	—
Residential rentals	—	—
Construction and land development	—	—
Home equity and second mortgages	—	—
Commercial loans	—	—
Consumer loans	—	—
Commercial equipment	442	447
U.S. SBA PPP loans	—	—
Total TDRs	442	447
Total Accrual TDRs	442	447

Total non-accrual loans, OREO and Accrual TDRs	$7,907	$8,078

Interest income due at stated rates, but not recognized on non-accruals	$40	$102
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
Non-performing assets, which consist of OREO, non-accrual loans and TDRs, decreased $0.2 million from $8.1 million at December 31, 2021 to $7.9 million at March 31, 2022.
Non-accrual loans and OREO to total portfolio loans and OREO decreased two basis points from 0.48% at December 31, 2021 to 0.46% at March 31, 2022. Non-accrual loans, OREO and TDRs to total assets decreased one basis points from 0.35% at December 31, 2021 to 0.34% at March 31, 2022.

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
At March 31, 2022, there were $6.3 million (84%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.3 million. Delinquent non-accrual loans were $1.2 million (16%) of with no specific reserves at March 31, 2022. At December 31, 2021, there were $6.7 million (88%) of non-accrual loans current with all payments of principal and interest with no impairment and $0.9 million (12%) of delinquent non-accrual loans with a total of zero specifically reserved. There were no non-accrual TDRs at March 31, 2022. Non-accrual loans at December 31, 2021 included zero TDRs. These loans were classified solely as non-accrual for the calculation of financial ratios.
Other Real Estate Owned
There were no OREO balances at March 31, 2022 and at December 31, 2021. For additional information on OREO, refer to Note 5 of the Consolidated Financial Statements.
LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Deposits
Non-interest-bearing deposits	$644,385	$445,778	$198,607	44.6%
Interest-bearing deposits	1,450,698	1,610,386	(159,688)	(9.9)%
Total deposits	2,095,083	2,056,164	38,919	1.9%
Long-term debt	12,213	12,231	(18)	(0.1)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,524	19,510	14	—%
Lease liabilities - operating leases	6,266	6,343	(77)	(1.2)%
Accrued expenses and other liabilities	13,697	12,925	772	6.0%
Total Liabilities	$2,158,783	$2,119,173	$39,610	1.9%
Funding
The Bank uses retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $2,087.1 million or 99.0% of funding at March 31, 2022 compared to $2,048.2 million or 99.0% of funding at December 31, 2021. Wholesale funding, which consists of FHLB advances and brokered deposits, was $20.2 million or 1.0% of funding at March 31, 2022 compared to $20.2 million or 1.0% of funding at December 31, 2021.
In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at March 31, 2022 and December 31, 2021.
The following is a breakdown of the Company’s deposit portfolio at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$644,385	30.76%	$445,778	21.68%
Interest-bearing:
Demand	618,869	29.54%	790,481	38.44%
Money market deposits	387,700	18.51%	372,717	18.13%
Savings	124,038	5.92%	119,767	5.82%
Certificates of deposit	320,091	15.28%	327,421	15.92%
Total interest-bearing	1,450,698	69.24%	1,610,386	78.32%

Total Deposits	$2,095,083	100.00%	$2,056,164	100.00%

Transaction accounts	$1,774,992	84.72%	$1,728,743	84.08%
Total deposits increased $38.9 million or 1.89% (7.6% annualized) at March 31, 2022 compared to December 31, 2021. The increase reflects a $46.2 million increase to transaction deposits offsetting a $7.3 million decrease to time deposits. The Bank typically experiences a reduction in transaction deposits during the first quarter as its customers use transaction account balances to pay expenses and taxes accrued in the prior year. In the first quarter of 2022, however, transaction deposits increased due to new customer acquisitions as well as lower levels of consumer and business spending. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at March 31, 2022 were $69.2 million compared to $65.7 million at December 31, 2021. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.
STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Common Stock at par of $0.01	$57	$57	$—	—%
Additional paid in capital	97,189	96,896	293	0.30%
Retained earnings	115,179	113,448	1,731	1.53%
Accumulated other comprehensive loss	(18,969)	(1,952)	(17,017)	871.77%
Unearned ESOP shares	(316)	(316)	—	—%
Total Stockholders’ Equity	$193,140	$208,133	$(14,993)	(7.20)%
Total stockholders’ equity decreased primarily due to an increase $17.0 million in accumulated other comprehensive loss in the Bank's AFS securities portfolio due to changes in interest rates. In addition, equity decreased from common dividends paid of $0.9 million, stock repurchases totaling $1.6 million and $2.0 million for the adoption ASC 326. On February 24, 2022, the Company announced a quarterly cash dividend from the previous $0.175 per share of common stock. The dividend was paid on or about April 25, 2022 to stockholders of record as of the close of business on April 12, 2022.
The Company had a book value per common share of $33.96 and $36.40, at March 31, 2022 and December 31, 2021, respectively. Tangible book value at March 31, 2022 and December 31, 2021 was $31.90 and $34.32. The Company's common equity to assets ratio decreased to 8.21% at March 31, 2022 from 8.94% at December 31, 2021. The Company’s ratio of TCE to tangible assets decreased to 7.75% at March 31, 2022 from 8.48% at December 31, 2021 (see Non-GAAP reconciliation schedules). The decrease in the TCE ratio was due primarily to increased unrealized losses in the Bank's AFS investment portfolio.
In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at March 31, 2022 with a Tier 1 capital to average assets ("leverage ratio") of 9.17% at March 31, 2022 compared to 9.23% at December 31, 2021.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2022, and December 31, 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At March 31, 2022 and December 31, 2021, the Bank had $68.8 million and $64.4 million, respectively, in loan commitments outstanding. In addition, at March 31, 2022 and December 31, 2021, the Bank had $23.7 million and $22.0 million, respectively, in letters of credit and approximately $222.6 million and $241.7 million, respectively, available under lines of credit. Certificates of deposit due within one year of March 31, 2022 and December 31, 2021 totaled $260.7 million, or 81.45% and $256.9 million, or 78.45%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase.
At March 31, 2022, the Company had on-balance sheet liquidity of $113.2 million in cash and cash equivalents. At March 31, 2022, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $562.7 million at March 31, 2022.

Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. As of March 31, 2022, 100% of the Bank's long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. In addition, the Bank has established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks.
For additional information on these agreements, including collateral, see Note 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2021.
The Company’s net loan to deposit ratio increased from 77.2% at December 31, 2021 and to 77.5% at March 31, 2022. The Company intends to use available on-balance sheet liquidity to fund loans, increase investments and limit the use of wholesale funding.
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
During the three months ended March 31, 2022, all financing activities provided $36.4 million in cash compared to $121.4 million in cash for the same period in 2021. Cash from financing activities decreased $85.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to decreased deposit growth of $83.4 million and increases in dividends paid and repurchases of common stock.
During the three months ended March 31, 2022 all investing activities used $73.6 million in cash compared to $19.8 million in cash used for the same period in 2021. The increase in cash used was primarily the result of purchases of investment securities and cash used for loan activities, which increased $10.8 million and $21.1 million from $35.6 million and $18.7 million, respectively, for the three months ended March 31, 2021 to $46.4 million and $39.8 million, respectively, for the three months ended March 31, 2022. Cash used increased $11.9 million as total proceeds from the sales and principal payments of available for sale securities for the three months ended March 31, 2022 decreased over the prior year comparable period.
Operating activities used cash of $10.7 million, or $1.5 million more cash, for the three months ended March 31, 2022, compared to $9.2 million of cash provided for the same period of 2021.
For information on risks relating to liquidity, see Item 1A. "Risk Factors - Liquidity Risk", as presented in the Company's Form 10-K for the year ended December 31, 2021.

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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At March 31, 2022 and December 31, 2021, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. In the first quarter of 2022 the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at March 31, 2022, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

March 31, 2022	(1.83)%	(0.84)%	(5.95)%
December 31, 2021	(1.54)%	(0.74)%	(1.13)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

March 31, 2022	13.66%	9.28%	(16.40)%
December 31, 2021	24.45%	15.16%	(25.07)%
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2022, the Company adopted FASB ASU 2016-13. The Company designed new controls and modified existing controls as part of the adoption. Management revised previous internal controls used under legacy GAAP and incorporated new internal controls related to the methodology of the new allowance for credit losses. There were no other changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2021 that the Company filed with the SEC on March 3, 2022. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that the Company face. Additional risks and uncertainties not currently known or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in the Company's Form 10-K filed on March 3, 2022.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. On July 15, 2021, the Company announced that it had completed the repurchase of the $7.0 million of shares of the Company’s common stock that it was originally authorized to repurchase under the 2020 repurchase plan. On December 9, 2021, the Company announced that its Board of Directors authorized the Company to continue repurchasing shares of the Company’s common stock under the October 2020 repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. As of March 31, 2022, 51,664 shares were available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended March 31, 2022.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	20,516	$39.24	20,516	70,197
February 1 - 28, 2022	14,934	$40.24	14,934	55,263
March 1 - 31, 2022	3,599	$40.07	3,599	51,664
Total	39,049	$39.70	39,049	51,664
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 9, 2022	By:	/s/ William J. Pasenelli
William J. Pasenelli
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer