Form 10-Q
period 2022-06-30
COMMUNITY FINANCIAL CORP /MD/
filed 2022-08-03
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of July 29, 2022, the registrant had 5,651,269 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words or phrases such as “is optimistic”, “project,” “believe,” “expect,” “anticipate,” “estimate,” “assume” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation: (i) those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or future financial or business performance strategies or expectations; (ii) any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaken or that we undertake in the future; (iii) plans and cost savings regarding branch closings or consolidation; (iv) projections related to certain financial metrics, including with respect to the quarterly expense run rate; (v) expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and (vi) any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein.

Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: (i) risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; (ii) the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates); (iii) the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environments; (iv) assumptions that interest-earning assets will reprice faster than interest-bearing liabilities and the Bank’s ability to maintain its current favorable funding mix; (v) the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future may or may not be realized within the expected time frames; (vi) the impact of our adoption of the CECL standard; (vii) limitations on our ability to declare and pay dividends or engage in share repurchases; (viii) changes in the Company’s or the Bank’s strategy, costs or difficulties related to integration matters might be greater than expected; (ix) availability of and costs associated with obtaining adequate and timely sources of liquidity; (x) the ability to maintain credit quality; (xi) general economic trends and conditions, including inflation and its impacts; (xii) changes in interest rates; (xiii) loss of deposits and loan demand to other financial institutions; (xiv) substantial changes in financial markets; (xv) changes in real estate value and the real estate market; (xxi) regulatory changes; (xvii) the impact of government shutdowns or sequestration; (xviii) the possibility of unforeseen events affecting the industry generally; (xix) the uncertainties associated with newly developed or acquired operations; (xx) the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; (xxi) market disruptions and other effects of terrorist activities; and (xxii) the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2021, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$16,164	$108,990
Federal funds sold	37,320	—
Interest-bearing deposits with banks	34,659	30,664
Securities available for sale ("AFS"), at fair value	485,456	497,839
Equity securities carried at fair value through income	4,423	4,772
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	1,234	1,472
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	5,022	26,398
Portfolio loans receivable net of allowance for credit losses of $21,404 and $18,417	1,631,055	1,560,393
Net loans	1,636,077	1,586,791
Goodwill	10,835	10,835
Premises and equipment, net	21,802	21,427
Accrued interest receivable	6,099	5,588
Investment in bank owned life insurance	39,363	38,932
Core deposit intangible	821	1,032
Net deferred tax assets	20,223	9,033
Right of use assets - operating leases	6,123	6,124
Other assets	2,708	3,600
Total Assets	$2,323,514	$2,327,306
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$635,649	$445,778
Interest-bearing deposits	1,449,727	1,610,386
Total deposits	2,085,376	2,056,164
Long-term debt	—	12,231
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,538	19,510
Lease liabilities - operating leases	6,372	6,343
Accrued expenses and other liabilities	15,357	12,925
Total Liabilities	2,138,643	2,119,173

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,649,729 and 5,718,528 shares, respectively	56	57
Additional paid in capital	97,455	96,896
Retained earnings	119,523	113,448
Accumulated other comprehensive losses	(31,847)	(1,952)
Unearned ESOP shares	(316)	(316)
Total Stockholders’ Equity	184,871	208,133
Total Liabilities and Stockholders’ Equity	$2,323,514	$2,327,306
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest and Dividend Income
Loans, including fees	$16,772	$16,320	$32,382	$32,912
Interest and dividends on investment securities	1,924	1,101	3,590	2,165
Interest on deposits with banks	78	23	138	45
Total Interest and Dividend Income	18,774	17,444	36,110	35,122
Interest Expense
Deposits	819	640	1,332	1,442
Short-term borrowings	16	—	16	—
Long-term debt	371	369	725	736
Total Interest Expense	1,206	1,009	2,073	2,178
Net Interest Income	17,568	16,435	34,037	32,944
Provision for credit losses	425	291	875	586
Provision (recovery) for unfunded commitments	26	—	(5)	—
Net Interest Income After Provision For Credit Losses	17,117	16,144	33,167	32,358
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	44	44	220	242
Gain on sale of assets	—	68	—	68
Net gains on sale of investment securities	—	—	—	586
Unrealized (losses) gains on equity securities	(155)	13	(377)	(72)
Income from bank owned life insurance	217	218	431	432
Service charges	1,108	892	2,034	2,079
Referral fee income	—	621	361	1,072
Net gains (losses) on sale of loans originated for sale	1	—	(3)	—
Gains (losses) on sale of loans	209	—	209	(191)
Total Noninterest Income	1,424	1,856	2,875	4,216
Noninterest Expense
Compensation and benefits	5,051	5,332	10,106	10,120
Occupancy expense	820	688	1,552	1,449
Advertising	159	148	223	227
Data processing expense	1,008	990	2,015	1,926
Professional fees	845	604	1,576	1,244
Depreciation of premises and equipment	150	135	299	282
FDIC Insurance	177	140	356	392
OREO valuation allowance and expenses	—	488	6	669
Core deposit intangible amortization	102	126	211	259
Fraud losses (recoveries)	30	(217)	70	1,112
Other expenses	996	944	2,004	1,846
Total Noninterest Expense	9,338	9,378	18,418	19,526
Income before income taxes	9,203	8,622	17,624	17,048
Income tax expense	2,369	2,190	4,502	4,317
Net Income	$6,834	$6,432	$13,122	$12,731
Earnings Per Common Share
Basic	$1.21	$1.10	$2.32	$2.17
Diluted	$1.21	$1.10	$2.31	$2.17
Cash dividends paid per common share	$0.175	$0.150	$0.35	$0.28
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$6,834	$6,432	$13,122	$12,731
Net unrealized holding (losses) gains arising during period, net of tax (benefits) expenses of $(4,539) and $486, and $(10,537) and $(661), respectively.	(12,878)	1,379	(29,895)	(1,874)
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $0, and $0 and $153, respectively.	—	—	—	433
Comprehensive (Loss) Income	$(6,044)	$7,811	$(16,773)	$11,290
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended June 30, 2022 and 2021

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance at March 31, 2022	$57	$97,189	$115,179	$(18,969)	$(316)	$193,140
Net Income	—	—	6,834	—	—	6,834
Unrealized holding loss on investment securities, net of tax $(4,539)	—	—	—	(12,878)	—	(12,878)
Cash dividend at $0.175 per common share	—	—	(939)	—	—	(939)
Dividend reinvestment	—	53	(53)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	3	—	—	—	3
Repurchase of common stock	(1)	—	(1,498)	—	—	(1,499)
Stock based compensation	—	210	—	—	—	210
Balance at June 30, 2022	$56	$97,455	$119,523	$(31,847)	$(316)	$184,871

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance at March 31, 2021	$59	$96,181	$103,294	$1,684	$(459)	$200,759
Net Income	—	—	6,432	—	—	6,432
Unrealized holding gain on investment securities, net of tax $486	—	—	—	1,379	—	1,379
Cash dividend at $0.150 per common share	—	—	(841)	—	—	(841)
Dividend reinvestment	—	45	(45)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	1	—	—	—	1
Repurchase of common stock	(1)	—	(3,951)	—	—	(3,952)
Stock based compensation	—	184	—	—	—	184
Balance at June 30, 2021	$58	$96,411	$104,889	$3,063	$(459)	$203,962
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended June 30, 2022 and 2021

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance at January 1, 2022	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(2,006)	—	—	(2,006)
Net Income	—	—	13,122	—	—	13,122
Unrealized holding gain on investment securities net of tax $(10,537)	—	—	—	(29,895)	—	(29,895)
Cash dividend at $0.350 per common share	—	—	(1,888)	—	—	(1,888)
Dividend reinvestment	—	105	(105)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	9	—	—	—	9
Net change in unearned ESOP shares	—	—	—	—	—	—
Repurchase of common stock	(1)	—	(3,048)	—	—	(3,049)
Stock based compensation	—	445	—	—	—	445
Balance at June 30, 2022	$56	$97,455	$119,523	$(31,847)	$(316)	$184,871

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total
Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	12,731	—	—	12,731
Unrealized holding gain on investment securities net of tax $(508)	—	—	—	(1,441)	—	(1,441)
Cash dividend at $0.275 per common share	—	—	(1,543)	—	—	(1,543)
Dividend reinvestment	—	80	(80)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	(4)	—	—	—	(4)
Net change in unearned ESOP shares	—	—	—	—	—	—
Repurchase of common stock	(1)	—	(4,163)	—	—	(4,164)
Stock based compensation		370	—			370
Balance at June 30, 2021	$58	$96,411	$104,889	$3,063	$(459)	$203,962
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2022	2021

Cash Flows from Operating Activities
Net income	$13,122	$12,731
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	875	586
Recovery for unfunded commitments	(5)	—
Depreciation and amortization	746	771
Loans originated for resale	(1,600)	—
Proceeds from sale of loans originated for sale	1,635	—
Net losses on sale of loans held for sale	3	—
(Gains) losses on sale of loans	(209)	191
Net gains on the sale of OREO	—	(16)
Gains on sales of investment securities	—	(586)
Unrealized losses on equity securities	377	72
Gains on sale of assets	—	(68)
Net amortization of premium/discount on investment securities	1,371	292
Net accretion of merger accounting adjustments	(105)	(165)
Net amortization of debt issuance costs	28	(44)
Amortization of core deposit intangible	211	259
Amortization of right of use asset	187	214
Net change in right of use assets and lease liabilities	(157)	(208)
Increase in OREO valuation allowance	—	641
Increase in cash surrender value of bank owned life insurance	(431)	(432)
Increase in deferred income tax benefit	45	278
(Increase) decrease in accrued interest receivable	(511)	2,127
Stock based compensation	445	370
Net change in fair market value above (below) cost of leveraged ESOP shares released	9	(4)
Decrease in net deferred loan costs	301	1,461
Increase in accrued expenses and other liabilities	2,219	1,790
Decrease (increase) in other assets	893	(1,146)
Net Cash Provided by Operating Activities	19,449	19,114

Cash Flows from Investing Activities
Purchase of AFS investment securities	(57,727)	(142,181)
Proceeds from redemption or principal payments of AFS investment securities	28,279	26,381
Proceeds from sale of AFS investment securities	—	12,540
Net decrease of FHLB stock	238	741
Net change in loans	(56,261)	(19,230)
Purchase of premises and equipment	(1,121)	(2,130)
Proceeds from sale of OREO	—	947
Proceeds from sale of loans	3,588	8,858
Proceeds from disposal of asset	—	12
Net Cash Used in Investing Activities	(83,004)	(114,062)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$29,212	$162,536
Payments of long-term debt	(12,231)	(35)
Dividends paid	(1,888)	(1,543)
Repurchase of common stock	(3,049)	(4,164)
Net Cash Provided by Financing Activities	12,044	156,794
(Decrease) increase in Cash and Cash Equivalents	(51,511)	61,846

Cash and Cash Equivalents - January 1	139,654	77,065
Cash and Cash Equivalents - June 30	$88,143	$138,911

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$2,095	$2,378
Income taxes	$3,491	$4,460

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$154	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cumulative effect adjustment for adoption of ASU 2016-13	$2,006	$—
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
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2021 have been derived from audited Consolidated Financial Statements. The Company’s accounting policies are disclosed in the 2021 Annual Report included in Note 1, as well as the adoption of the new Current Expected Credit Loss ("CECL") accounting standard that is described below. The results of operations for the six months June 30, 2022 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
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

New Accounting Policy
Allowance for Credit Losses
On January 1, 2022, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for determining the provision for credit losses and ACL with the CECL methodology. The measurement of expected credit losses under the CECL methodology applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. In addition, ASU 2016-13 made changes to the accounting for available-for-sale ("AFS") debt securities. Credit-related impairments of AFS debt securities are now recognized through an allowance for credit loss rather than a write-down of the securities' amortized cost basis when management does not intend to sell or believes that it is not likely that they will be required to sell the securities prior to recovery of the securities amortized cost basis.
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
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit deteriorated. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. At December 31, 2021, the Bank had purchased credit-deteriorated (“PCD”) loans from the County First acquisition with unpaid principal balances of $1.4 million and carrying values of $1.1 million. At the adoption of ASC 326, management evaluated the remaining unamortized discount on the PCD loans and determined that approximately $8,000 of the discount was credit related and reclassified into the ACL. The non-credit component of the discount will be recognized in interest income over the remaining life of the loans.
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
Allowance for Credit Losses - Loans
The ACL is an estimate of the expected credit losses for loans held for investment and off-balance sheet exposures. ASU 2016-13 replaced the incurred loss model that recognized a loss when it became probable that a credit loss had occurred, with a model that immediately recognizes the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is in accordance with U.S. GAAP and in compliance with appropriate regulatory guidelines.
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
The probability of default (“PD”) calculation analyzes the historical loan portfolio over the given look back period to identify, by segment, loans that have defaulted. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. The model observes loans over a 12-month window, detecting any events previously defined. This information is then used by the model to calculate annual iterative count-based PD rates for each segment. This process is then repeated for all dates within the historical data range. These averaged PD’s are used for a 12-month straight-line reversion to the historical mean. The historical data used was from mid-2006 through the most recent quarter end.
The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model’s calculation also includes a 12-month forecasted PD based on a regression model that compares the Company’s historical loan data to various national economic metrics during the same periods. The results show the Company’s past losses having a high rate of correlation to national unemployment rates for fixed rate loans and the 10-Year U.S. Treasury for adjustable-rate loans. The model uses this information, along with the most recently published Wall Street Journal survey of sixty economists’ forecasts predicting unemployment rates out over the next four quarters to estimate the PD for the forward-looking 12-month period. These data are also used to predict credit losses at different levels of stress, including a baseline, low, high and adverse economic conditions. After the forecast period, PD rates revert to the historical mean straight line over a 12-month period for the entire data set.
The loss given default (“LGD”) calculation is based on actual losses (charge-offs, net of recoveries) at a loan level over the entire look-back period aggregated for each loan segment. The aggregate loss is divided by the exposure at default to determine an LGD rate. Defaults occurring during the look-back period are included in the denominator, whether or not a loss occurred and exposure at default is determined by the loan balance immediately preceding the default event. When the Company's data are insufficient. an industry index is used.
The exposure at default (“EAD”) calculation projects future expected balances from monthly cash flow schedules to apply PD and LGD assumptions. These are derived based on current contractual terms (balance, interest rate, payment structure), adjusted for expected voluntary prepayments. The contractual terms exclude expected extensions, renewals and modifications unless either of the following applies: management has the reasonable expectation that a loan will be restructured, or the extension or renewal option are included in the borrower contract.
On a quarterly basis, the Company uses internal portfolio credit data, such as levels of non-accrual loans, classified assets and concentrations of credit along with other external information not used in the quantitative calculation to determine qualitative adjustments.
Loans that do not share the same common risk characteristics with other loans are individually assessed. Such loans include non-accrual loans, TDRs, loans classified as substandard or worse, loans that are greater than 89 days delinquent and any other loan identified by management for individual assessment. Reserves on individually assessed loans are measured on a loan-by-loan basis. Generally, consumer loans, including credit cards, are not individually assessed as the Bank's policy is to charge-off credit card loans when they become 180 days delinquent and other consumer loans when they are more than 90 days delinquent.
The methodology used to estimate the ACL is designed to be responsive to changes in portfolio credit quality and forecasted economic conditions. Changes due to new information are reflected in the pool-based allowance and in reserves assigned on an individual basis. Executive management closely monitors loss ratios, reviews the appropriateness of the ACL and presents conclusions to the Credit Risk Committee and the Audit Committee. The committees report to the Board as part of Board's quarterly review of our regulatory reporting and consolidated financial statements.
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
The impairment model for AFS debt securities measures fair value. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model for AFS securities. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.
In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a corresponding allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment. As of June 30, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 Investment Securities for more information.
The Bank elected as allowed under ASU No. 2016-13 to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. AFS debt securities are placed on non- accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. The majority of AFS debt securities as of June 30, 2022 and December 31, 2021 were issued by Government Sponsored Enterprises (“GSEs”) and U.S. agencies. As such, an allowance for credit losses is not considered necessary.
Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the Net Present Value ("NPV") from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset. Subsequent changes to the fair value of collateral, for which an ACL was previously recognized, will be reported as a provision (recovery) for credit losses.
The Bank generally uses the practical expedient of the fair value of the collateral, net of estimated selling costs, to determine the expected credit loss for individually assessed collateral dependent loans.
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
ASU 2019-05 – Financial Instruments-Credit Losses (Topic 326). In May 2019, the FASB issued ASU No. 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to HTM debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company adopted ASU 2019-05 concurrently upon adoption of ASU 2016-13. The adoption of CECL did not have a material effect on available-for-sale securities, which are predominantly composed of mortgage-backed securities issued by government sponsored entities and U.S. agencies and U.S. government obligations.
Pending adoption
ASU 2020-04 – Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.
ASU Update 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU Update 2022-02 eliminates the TDR recognition and measurement guidance and, instead required that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclosure current-period gross write-offs by year of origination for financing receivables and net investment in leases. Entities have the option to apply a modified retrospective transition method for TDRs. The disclosure amendments in the Update 2022-02 will be applied prospectively. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.

NOTE 2 – INVESTMENT SECURITIES
Amortized cost and fair values of investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$130,329	$19	$10,152	$120,196
Residential Collateralized Mortgage Obligations ("CMOs")	192,524	47	11,601	180,970
U.S. Agency	14,544	—	1,668	12,876
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	180	—	16	164
Student Loan Trust ABSs	52,333	23	2,083	50,273
Municipal bonds	98,811	—	15,359	83,452
Corporate bonds	3,000	—	143	2,857
U.S. government obligations	36,806	—	2,138	34,668
Total AFS Securities	$528,527	$89	$43,160	$485,456

Equity securities carried at fair value through income
CRA investment fund	$4,423	$—	$—	$4,423

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$533,157	$89	$43,160	$490,086

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$121,125	$1,057	$2,266	$119,916
Residential CMOs	198,780	710	2,367	197,123
U.S. Agency	14,433	11	140	14,304
Asset-backed securities issued by Others:
Residential CMOs	220	5	4	221
Student Loan Trust ABSs	56,422	438	286	56,574
Municipal bonds	92,556	1,169	884	92,841
U.S. government obligations	16,942	—	82	16,860
Total AFS Securities	$500,478	$3,390	$6,029	$497,839

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$—	$4,772

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$505,457	$3,390	$6,029	$502,818

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AFS debt securities, AIR totaled $1.4 million and $1.1 million as of June 30, 2022, and December 31, 2021, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.
At June 30, 2022 and December 31, 2021, securities with an amortized cost of $56.9 million and $50.9 million were pledged to secure certain customer deposits.
During the quarter ended June 30, 2022, the Company did not sell any securities. During the year ended December 31, 2021, the Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million.
Management does not believe that the AFS debt securities in an unrealized loss position as of June 30, 2022 have credit loss impairment. As of June 30, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also performed credit reviews on municipal bonds issued by States and Political Subdivisions and asset backed securities issued by Student Loan Trust. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at June 30, 2022, and December 31, 2021 were as follows:

June 30, 2022	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$147,515	$12,749	$157,883	$10,672	$305,398	$23,421
Asset-backed securities issued by Others	—	—	164	16	164	16
Student Loan Trust ABSs	11,633	1,026	37,072	1,057	48,705	2,083
Municipal bonds	52,238	9,881	31,214	5,478	83,452	15,359
Corporate bonds	2,857	143	—	—	2,857	143
U.S. government obligations	19,138	736	15,530	1,402	34,668	2,138
	$233,381	$24,535	$241,863	$18,625	$475,244	$43,160

December 31, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$205,891	$3,997	$41,327	$776	$247,218	$4,773
Asset-backed securities issued by Others	—	—	57	4	57	4
Student Loan Trust ABSs	21,640	281	2,226	5	23,866	286
Municipal bonds	47,314	776	6,696	108	54,010	884
U.S. government obligations	14,860	82	1,999	—	16,859	82
	$289,705	$5,136	$52,305	$893	$342,010	$6,029

Maturities
The amortized cost and estimated fair value of debt securities at June 30, 2022, and December 31, 2021 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$36,130	$33,185	$36,859	$36,665
Over one year through five years	141,354	129,835	121,308	120,668
Over five years through ten years	202,767	186,244	191,166	190,158
After ten years	148,276	136,192	151,145	150,348
Total AFS securities	$528,527	$485,456	$500,478	$497,839

NOTE 3 – LOANS
Portfolio loans, net of deferred costs and fees, are summarized by type as follows at June 30, 2022:

	June 30, 2022
(dollars in thousands)	Total	% of Total Loans
Portfolio Loans:
Commercial real estate	$1,178,758	71.33%
Residential first mortgages	84,782	5.13%
Residential rentals	210,116	12.72%
Construction and land development	31,068	1.88%
Home equity and second mortgages	25,200	1.53%
Commercial loans	43,472	2.63%
Consumer loans	4,511	0.27%
Commercial equipment	74,552	4.51%
Total portfolio loans (1)	1,652,459	100.00%
Less: Allowance for Credit Losses	(21,404)	(1.30)%
Total net portfolio loans	1,631,055
U.S. SBA PPP loans (1)	5,022
Total net loans	$1,636,077

Portfolio loans are summarized by type as follows at December 31, 2021:
Portfolio Loans:	December 31, 2021
Commercial real estate	$1,115,485	70.66%
Residential first mortgages	91,120	5.77%
Residential rentals	195,035	12.35%
Construction and land development	35,590	2.25%
Home equity and second mortgages	25,638	1.62%
Commercial loans	50,574	3.20%
Consumer loans	3,002	0.19%
Commercial equipment	62,499	3.96%
Gross portfolio loans (1)	1,578,943	100.00%
Adjustments:
Net deferred costs	(133)	(0.01)%
Allowance for loan losses	(18,417)	(1.17)%
	(18,550)
Net portfolio loans	1,560,393

Gross U.S. SBA PPP loans (1)	27,276
Net deferred fees	(878)
Net U.S. SBA PPP Loans	26,398
Total net loans	$1,586,791

Total gross loans	$1,606,219
(1)Excludes accrued interest receivable of $4.7 million and $4.2 million, at June 30, 2022 and December 31, 2021, respectively.
The Company has segregated its loans into portfolio loans and U.S. SBA PPP loans at December 31, 2021.

Deferred Costs/Fees
Portfolio net deferred fees of $0.5 million at June 30, 2022 included deferred fees paid by customers of $4.6 million offset by deferred costs of $4.1 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs in accordance with ASC 310-20. Net deferred loan fees of $0.1 million at December 31, 2021 included deferred fees paid by customers of $4.1 million offset by deferred costs of $4.0 million.
U.S. SBA PPP loan net deferred fees of $0.2 million at June 30, 2022 included deferred fees paid by the U.S. SBA of $0.2 million partially offset by deferred costs of $18,000. U.S. SBA PPP net deferred loan fees of $0.5 million at December 31, 2021 included deferred fees paid by the SBA of $0.5 million offset by deferred costs of $41,000. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each U.S. SBA PPP loan. Net deferred fees include fees received by participant banks for each U.S. SBA PPP loan underwritten and funded net of costs incurred to underwrite the loans. Net deferred fees will be recognized in income when the U.S. SBA PPP loan is forgiven or paid.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At June 30, 2022 and December 31, 2021, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.7% and 6.5% of the CRE portfolio at June 30, 2022 and December 31, 2021, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $13.8 million or 0.8% of total portfolio loans of $1.7 billion at June 30, 2022 compared to $18.9 million or 1.2% of total gross portfolio loans of $1.6 billion at December 31, 2021.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of June 30, 2022 and December 31, 2021, the Bank serviced $20.6 million and $20.9 million, respectively, in residential mortgage loans for others.
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

Construction and Land Development
The Bank offers loans for the construction of residential dwellings. These loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land. Construction and Land Development loans are dependent on the successful completion of the underlying project, or the borrowers guarantee to repay the loan. As such, they are subject to the risks of the project including the borrower’s ability to successfully manage construction and development activities. The repayment of these loans is also subject to economic risks such as changing prices and interest rates.
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
Commercial Equipment Loans
These loans consist primarily of fixed-rate, short-term loans collateralized by a commercial customer’s equipment or secured by real property, accounts receivable, or other security as determined by the Bank. Commercial loans are dependent on the success of the underlying business or the strength of the guarantor.
U.S. SBA PPP Loans
U.S. SBA PPP loans are fully guaranteed by the Small Business Administration and the Bank's ACL does not include an allowance for U.S. SBA PPP loans. Management believes all U.S. SBA PPP loans were underwritten in accordance with the program's guidelines.

Loans
Non-accrual loans as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Total Nonaccrual Loans
Commercial real estate	$4,615	$87	$4,702
Residential rentals	981	—	981
Home equity and second mortgages	267	—	267
Commercial loans	—	25	25
Commercial equipment	10	250	260
Total	$5,873	$362	$6,235

Interest Income on Nonaccrual Loans	$95	$—	$95

	June 30, 2022
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,702	$4,702
Residential rentals	—	981	981
Home equity and second mortgages	98	169	267
Commercial loans	—	25	25
Commercial equipment	29	231	260
	$127	$6,108	$6,235

	December 31, 2021
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,890	$4,890
Residential first mortgages	450	—	450
Residential rentals	252	690	942
Home equity and second mortgages	202	399	601
Commercial equipment	—	691	691
U.S. SBA PPP loans	57	—	57
	$961	$6,670	$7,631
Non-accrual loans decreased $1.4 million from $7.6 million or 0.46% of total loans at December 31, 2021 to $6.2 million or 0.38% of total loans at June 30, 2022. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At December 31, 2021, there were $6.7 million (87%) of non-accrual loans were current with all payments of principal and interest with no impairment and $1.0 million (13%) of non-accrual loans were delinquent with specific valuation reserves of $0.3 million.
Non-accrual loans at June 30, 2022 and December 31, 2021 included no delinquent TDRs. Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $5.9 million and $7.4 million at June 30, 2022 and December 31, 2021, respectively. Interest due but not recognized on these balances at June 30, 2022 and December 31, 2021 was $21,000 and $0.1 million, respectively. Non-accrual loans with a specific allowance for impairment amounted to $0.4 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively. Interest due but not recognized on these balances at June 30, 2022 and December 31, 2021 was $3,000 and $1,000, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of days past due ("DPD") loans as of June 30, 2022 follows:

	June 30, 2022
(dollars in thousands)	31-60 DPD	61-89 DPD	90 DPD and Still Accruing	90 DPD and Not Accruing	Total Past Due	Current Non-Accrual Loans	Current Accrual Loans	Total Loans
Commercial real estate	$625	$—	$—	$—	$625	$4,702	$1,173,431	$1,178,758
Residential first mortgages	—	—	—	—	—	—	84,782	84,782
Residential rentals	—	185	—	—	185	981	208,950	210,116
Construction and land development	—	—	—	—	—	—	31,068	31,068
Home equity and second mortgages	40	—	—	98	138	169	24,893	25,200
Commercial loans	—	—	—	—	—	25	43,447	43,472
Consumer loans	14	7	49	—	70	—	4,441	4,511
Commercial equipment	29	—	—	—	29	231	74,292	74,552
U.S. SBA PPP	—	—	—	—	—	—	5,022	5,022
Total Loans	$708	$192	$49	$98	$1,047	$6,108	$1,650,326	$1,657,481
Loan delinquency (total past due) decreased $0.4 million from $1.4 million, or 0.09% of loans, at December 31, 2021 to $1.0 million, or 0.06% of loans, at June 30, 2022.
PCI loans are included as a single category in the table below as management believes there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. An analysis of days past due loans as of December 31, 2021 follows:

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
Allowance for Credit Losses ("ACL")
The following tables detail activity in the ACL at and for the three and six months ended June 30, 2022 and 2021. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	June 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$17,313	$(280)	$—	$(200)	$16,833
Residential first mortgages	284	(111)	—	82	255
Residential rentals	1,546	—	—	114	1,660
Construction and land development	137	—	—	29	166
Home equity and second mortgages	178	—	1	(36)	143
Commercial loans	319	(50)	1	(32)	238
Consumer loans	73	(6)	—	65	132
Commercial equipment	1,532	—	42	403	1,977
	$21,382	$(447)	$44	$425	$21,404

Three Months Ended	June 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,285	$(1)	$1	$633	$13,918
Residential first mortgages	1,024	—	—	(177)	847
Residential rentals	1,361	—	—	(175)	1,186
Construction and land development	365	—	—	(33)	332
Home equity and second mortgages	263	—	2	(23)	242
Commercial loans	1,012	(26)	5	122	1,113
Consumer loans	29	—	—	(1)	28
Commercial equipment	917	(34)	22	(107)	798
	$18,256	$(61)	$30	$239	$18,464

Purchase Credit Impaired**	$—	$—	$—	$52	$52

Six Months Ended	June 30, 2022
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,095	$3,734	$(280)	$—	$284	$16,833
Residential first mortgages	1,002	(679)	(111)	—	43	255
Residential rentals	2,175	(586)	—	—	71	1,660
Construction and land development	260	(82)	—	—	(12)	166
Home equity and second mortgages	274	(86)	—	1	(46)	143
Commercial loans	582	(290)	(50)	1	(5)	238
Consumer loans	58	2	(6)	—	78	132
Commercial equipment	971	483	—	61	462	1,977
	$18,417	$2,496	$(447)	$63	$875	$21,404
_______________________________________
**There is no allowance for credit loss on the SBA PPP portfolios. A more detailed roll forward schedule will be presented if an allowance is required.

Six Months Ended	June 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,248)	$2	$1,420	$13,918
Residential first mortgages	1,305	(142)	—	(316)	847
Residential rentals	1,413	(46)	—	(181)	1,186
Construction and land development	401	—	—	(69)	332
Home equity and second mortgages	261	—	3	(22)	242
Commercial loans	1,222	(76)	10	(43)	1,113
Consumer loans	20	—	—	8	28
Commercial equipment	1,058	(34)	37	(263)	798
	$19,424	$(1,546)	$52	$534	$18,464

Purchase Credit Impaired**	$—	$—	$—	$52	$52
_______________________________________
**There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed roll forward schedule will be presented if an allowance is required.
The following table presents the amortized cost basis of collateral-dependent loans by class of loans.

	June 30, 2022
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial real estate	$—	$4,702
Residential first mortgages	—	410
Residential rentals	—	981
Home equity and second mortgages	—	266
Commercial loans	25	—
Commercial equipment	699	—
Total	$724	$6,359

Credit Quality Indicators
Credit quality indicators as of June 30, 2022 were as follows:
Credit Risk Profile by Internally Assigned Grade
The risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total

Commercial Real Estate
Pass	$352,690	$75,430	$107,948	$189,510	$282,681	$149,006	$—	$1,157,265
Watch	—	4,239	—	5,566	—	6,986	—	16,791
Special Mention	—	—	—	—	—	—	—	—
Substandard	825	—	3,018	—	859	—	—	4,702
Total	$353,515	$79,669	$110,966	$195,076	$283,540	$155,992	$—	$1,178,758

Residential Rentals
Pass	$46,786	$4,555	$23,050	$43,010	$66,964	$24,770	$—	$209,135
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	981	—	—	—	—	—	—	981
Total	$47,767	$4,555	$23,050	$43,010	$66,964	$24,770	$—	$210,116

Construction and Land Development
Pass	$7,069	$12,082	$7,294	$1,515	$2,762	$346	$—	$31,068
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$7,069	$12,082	$7,294	$1,515	$2,762	$346	$—	$31,068

Commercial Loans
Pass	$25,598	$2,942	$3,278	$1,746	$7,623	$2,260	$—	$43,447
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	25	—	—	—	25
Total	$25,598	$2,942	$3,278	$1,771	$7,623	$2,260	$—	$43,472

Commercial Equipment
Pass	$9,375	$5,930	$16,662	$8,526	$14,016	$19,443	$—	$73,952
Watch	—	180	—	—	—	—	—	180
Special Mention	—	—	160	—	—	—	—	160
Substandard	29	—	231	—	—	—	—	260
Total	$9,404	$6,110	$17,053	$8,526	$14,016	$19,443	$—	$74,552

Total loans by risk category	$443,353	$105,358	$161,641	$249,898	$374,905	$202,811	$—	$1,537,966

Loans evaluated by performance category are as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total

Residential First Mortgages
Performing	$41,010	$3,932	$19,673	$8,904	$5,332	$5,931	$—	$84,782
Non-performing	—	—	—	—	—	—	—	—
Total	$41,010	$3,932	$19,673	$8,904	$5,332	$5,931	$—	$84,782

Home Equity and Second Mortgages
Performing	$16,607	$1,324	$920	$1,337	$3,569	$1,349	$—	$25,106
Non-performing	94	—	—	—	—	—	—	94
Total	$16,701	$1,324	$920	$1,337	$3,569	$1,349	$—	$25,200

Consumer Loans
Performing	$53	$3	$126	$161	$733	$464	$2,971	$4,511
Non-performing	—		—				—	—
Total	$53	$3	$126	$161	$733	$464	$2,971	$4,511

U.S. SBA PPP Loans
Performing	$—	$—	$—	$—	$5,022	$—	$—	$5,022
Non-performing	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$5,022	$—	$—	$5,022

Total loans evaluated by performing status	$57,764	$5,259	$20,719	$10,402	$14,656	$7,744	$2,971	$119,515

Total Recorded Investment	$501,117	$110,617	$182,360	$260,300	$389,561	$210,555	$2,971	$1,657,481
Credit quality indicators as of December 31, 2021 were as follows:

	Commercial Real Estate	Construction and Land Development	Residential Rentals
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—
Pass	1,111,857	35,590	194,093
Special mention	—	—	—
Substandard	3,628	—	942
Doubtful	—	—	—
Loss	—	—	—
Total	$1,115,485	$35,590	$195,035

	Commercial Loans	Commercial Equipment	Total Commercial Portfolios
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—
Pass	50,574	62,326	1,454,440
Special mention	—	—	—
Substandard	—	173	4,743
Doubtful	—	—	—
Loss	—	—	—
Total	$50,574	$62,499	$1,459,183

	Non-Commercial Portfolios **	U.S. SBA PPP Loans	Total Loans Portfolios
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$100,403	$27,276	$127,679
Pass	18,889	—	1,473,329
Special mention	—	—	—
Substandard	468	—	5,211
Doubtful	—	—	—
Loss	—	—	—
Total	$119,760	$27,276	$1,606,219
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
TDRs included in the impaired loan schedules above, as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
Commercial equipment	1	$438	1	$447
Total TDRs	1	$438	1	$447
Less: TDRs included in non-accrual loans	—	—	—	—
Total accrual TDR loans	1	$438	1	$447
The Company had no specific reserves on TDRs at June 30, 2022 and at December 31, 2021. During the year ended December 31, 2021, TDR disposals, which included payoffs and refinancing, included three loans totaling $0.1 million. TDR loan principal curtailment was $5,000 for the quarter ended June 30, 2022 and $19,000 for the year ended December 31, 2021. There were no TDRs added during the three months ended June 30, 2022 or the year ended December 31, 2021.

Prior to adoption of CECL
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs at December 31, 2021 and June 30, 2021, were as follows:

	December 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$4,994	$4,797	$93	$4,890	$93	$4,866	$254
Residential first mortgages	879	866	—	866	—	874	32
Residential rentals	982	942	—	942	—	959	48
Home equity and second mortgages	626	601	—	601	—	604	14
Commercial equipment	1,200	1,022	173	1,195	173	2,184	99
Total	$8,681	$8,228	$266	$8,494	$266	$9,487	$447

	June 30, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$12,007	$6,478	$5,294	$11,772	$743	$11,782	$114	$11,802	$224
Residential first mortgages	888	879	—	879	—	880	6	883	18
Residential rentals	999	984	—	984	—	990	12	994	25
Home equity and second mortgages	602	584	—	584	—	615	3	617	6
Commercial equipment	527	475	35	510	35	531	1	549	13
Total	$15,023	$9,400	$5,329	$14,729	$778	$14,798	$136	$14,845	$286

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at June 30, 2021 and December 31, 2021.

	December 31, 2021				June 30, 2021
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchased Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchased Credit Impaired	Total
Loan Receivables:
Commercial real estate	$4,890	$1,109,479	$1,116	$1,115,485	$11,772	$1,098,578	$1,263	$1,111,613
Residential first mortgages	866	90,254	—	91,120	879	104,603	—	105,482
Residential rentals	942	194,093	—	195,035	984	141,226	—	142,210
Construction and land development	—	35,590	—	35,590	—	36,918	—	36,918
Home equity and second mortgages	601	25,037	—	25,638	584	27,743	399	28,726
Commercial loans	—	50,574	—	50,574	—	47,567	—	47,567
Consumer loans	—	3,002	—	3,002	—	1,442	—	1,442
Commercial equipment	1,195	61,304	—	62,499	510	59,408	—	59,918
	$8,494	$1,569,333	$1,116	$1,578,943	$14,729	$1,517,485	$1,662	$1,533,876
Allowance for credit losses:
Commercial real estate	$93	$13,002	$—	$13,095	$743	$13,175	$52	$13,970
Residential first mortgages	—	1,002	—	1,002	—	847	—	847
Residential rentals	—	2,175	—	2,175	—	1,186	—	1,186
Construction and land development	—	260	—	260	—	332	—	332
Home equity and second mortgages	—	274	—	274	—	242	—	242
Commercial loans	—	582	—	582	—	1,113	—	1,113
Consumer loans	—	58	—	58	—	28	—	28
Commercial equipment	173	798	—	971	35	763	—	798
	$266	$18,151	$—	$18,417	$778	$17,686	$52	$18,516
Purchased Credit-Impaired Loans and Acquired Loans ("PCI")
Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans considering prepayment assumptions and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP upon the adoption of CECL, there was no carryover of a previously established allowance for credit losses from acquisition. A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2021 and the year ended December 31, 2021 follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended
(dollars in thousands)	2021	2021	December 31, 2021
Accretable yield, beginning of period	$311	$342	$342
Additions	—	—	—
Accretion	(29)	(60)	(117)
Reclassification from nonaccretable difference	15	15	43
Other changes, net	29	29	55
Accretable yield, end of period	$326	$326	$323
At December 31, 2021 acquired performing loans, which totaled $41.1 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $1.1 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the three months ended June 30, 2021 there was $0.1 million of accretion interest.

Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the fourth quarter of 2021 which resulted in a reclassification of $0.5 million, from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.
The following is a summary of acquired and non-acquired loans as of December 31, 2021:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2021	%
Acquired loans - performing	$41,066	2.56%
Acquired loans - purchase credit impaired ("PCI")	1,116	0.07%
Total acquired loans	42,182	2.63%
U.S. SBA PPP loans	27,276	1.70%
Non-acquired loans**	1,536,761	95.68%
Gross loans	1,606,219
Net deferred fees	(1,011)	(0.06)%
Total loans, net of deferred fees	$1,605,208
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2022	As of December 31, 2021

Goodwill	$10,835	$10,835

	As of June 30, 2022			As of December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible ("CDI")	$3,590	$(2,769)	$821	$3,590	$(2,558)	$1,032
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2022 is as follows:

(dollars in thousands)
Remainder of 2022	$187
2023	302
2024	205
2025	109
2026	18
$821
At June 30, 2022 the Company had goodwill of $10.8 million or 5.86% of equity and CDI of $0.8 million or 0.44% of equity.
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2021 and concluded that there was no impairment at December 31, 2021. At June 30, 2022, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2021 annual analyses that would indicate that it was more likely than not that goodwill or CDI was impaired.

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

	Six Months Ended June 30,		Years Ended December 31,
(dollars in thousands)	2022	2021	2021
Balance at beginning of year	$—	$3,109	$3,109
Additions of underlying property	—	—	—
Disposals of underlying property	—	(932)	(1,722)
Valuation allowance	—	(641)	(1,387)
Balance at end of period	$—	$1,536	$—
Expenses applicable to OREO assets included the following.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Valuation allowance	$—	$641
Losses (gains) on dispositions	—	(16)
Operating expenses	6	44
	$6	$669
The Company had $0.1 million impaired loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2022. There were no loans secured by residential real estate for which formal foreclosure proceedings were in the process as of December 31, 2021.
NOTE 6 – DEPOSITS
Deposits consist of the following:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$635,649	30.48%	$445,778	21.68%
Interest-bearing:
Demand	635,344	30.47%	790,481	38.45%
Money market deposits	380,712	18.26%	372,717	18.13%
Savings	119,363	5.72%	119,767	5.82%
Certificates of deposit	314,308	15.07%	327,421	15.92%
Total interest-bearing	1,449,727	69.52%	1,610,386	78.32%

Total Deposits	$2,085,376	100.00%	$2,056,164	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at June 30, 2022 and December 31, 2021 was $56.7 million and $57.6 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At June 30, 2022, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $310.7 million which represented 14.9% of total deposits. At December 31, 2021, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $335.6 million which represented 16.3% of total deposits. These concentrations were with local municipal agencies.

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
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right of use asset, net	$6,123	$6,124
Operating lease liability	$6,372	$6,343
Weighted average remaining lease term	16.06 years	17.21 years
Weighted average discount rate	3.50%	3.51%
Remaining lease term - min	5.0 years	6.3 years
Remaining lease term - max	22.0 years	23.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021

Operating lease cost	$150	$146	$297	$343

Cash paid for lease liability	$135	$159	$266	$176
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2022
Lease payments due:
Within one year	$564
After one but within two years	582
After two but within three years	600
After three but within four years	635
After four but within five years	638
After five years	5,526
Total undiscounted cash flows	$8,545
Discount on cash flows	2,173
Total lease liability	$6,372

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
NOTE 9 – SUBORDINATED NOTES
On October 14, 2020, the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three-month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.6 million, which are being amortized over the life of the Notes. The Company recognized amortization expense of $28,000 and $28,000 for the six months ended June 30, 2022 and 2021, respectively.

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
As of June 30, 2022 and December 31, 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rules. Management believes, as of June 30, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB(1)	The Company		The Bank
(dollars in thousands)		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Common equity		$184,871	$208,133	$212,697	$236,561
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(609)	(766)	(609)	(766)
AOCI losses		31,847	1,952	31,847	1,952
Common Equity Tier 1 Capital		205,274	198,484	233,100	226,912
TRUPs		12,000	12,000	—	—
Tier 1 Capital		217,274	210,484	233,100	226,912
Allowable reserve for credit losses and other Tier 2 adjustments		21,666	18,468	21,666	18,468
Subordinated notes		19,538	19,510	—	—
Tier 2 Capital		$258,478	$248,462	$254,766	$245,380

Risk-Weighted Assets ("RWA")		$1,760,591	$1,665,296	$1,758,662	$1,663,831
Average Assets ("AA")		$2,306,077	$2,281,210	$2,304,266	$2,279,835

Common Tier 1 Capital to RWA	7.00%	11.66%	11.92%	13.25%	13.64%
Tier 1 Capital to RWA	8.50%	12.34	12.64	13.25	13.64
Tier 2 Capital to RWA	10.50%	14.68	14.92	14.49	14.75
Tier 1 Capital to AA (Leverage) (2)	n/a	9.42	9.23	10.12	9.95
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended June 30, 2022 or the year ended December 31, 2021.
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
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is individually evaluated and an ACL is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are segregated individually. Management estimates the fair value of individually evaluated loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Individually evaluated loans not requiring an allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2022 and December 31, 2021, substantially all of the individually evaluated loans were based upon the fair value of the collateral.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis.

(dollars in thousands)	June 30, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$120,196	$—	$120,196	$—
CMOs	180,970	—	180,970	—
U.S. Agency	12,876	—	12,876	—
Asset-backed securities issued by Others:
Residential CMOs	164	—	164	—
Student Loan Trust ABSs	50,273	—	50,273	—
Municipal bonds	83,452	—	83,452	—
Corporate bonds	2,857	—	2,857	—
U.S. government obligations	34,668	—	34,668	—
Total AFS securities	$485,456	$—	$485,456	$—

Equity securities carried at fair value through income
CRA investment fund	$4,423	$—	$4,423	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Loans held for sale	$—	$—	$—	$—

Mortgage banking derivative
Interest rate lock commitments	$—	$—	$—	$—

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$119,916	$—	$119,916	$—
CMOs	197,123	—	197,123	—
U.S. Agency	14,304	—	14,304	—
Asset-backed securities issued by others:
Residential CMOs	221	—	221	—
Student Loan Trust ABSs	56,574	—	56,574	—
Municipal bonds	92,841	—	92,841	—
U.S. government obligations	16,860	—	16,860	—
Total AFS securities	$497,839	$—	$497,839	$—

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$4,772	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Mortgage banking derivative
Interest rate lock commitments	$28	$—	$—	$28

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 were included in the tables below.

(dollars in thousands)	June 30, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Individually assessed loans
Commercial real estate	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial equipment	64	—	—	64
Total individually assessed loans with an ACL	$64	$—	$—	$64
Premises and equipment held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Loans with impairment
Commercial real estate	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial equipment	—	—	—	—
Total loans with impairment	$—	$—	$—	$—
Premises and equipment held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—
Loans with an allowance had unpaid principal balances of $0.4 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively.
The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2022 and December 31, 2021.

June 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with individually assessed loans	$64	Third party appraisals and in-house equipment evaluations of fair value	Management discount for equipment type and current market conditions	0% - 50% - 100%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Interest rate lock commitments	$28	Freddie Mac pricing of loans with comparable terms	Pull-through rate	0% - 100% - 75%

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

June 30, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$485,456	$485,456	$—	$485,456	$—
Equity securities carried at fair value through income	4,423	4,423	—	4,423	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,234	1,234	—	1,234	—
Net loans receivable	1,636,077	1,573,581	—	—	1,573,581
Accrued interest receivable	6,099	6,099	—	6,099	—
Investment in BOLI	39,363	39,363	—	39,363	—

Liabilities
Savings, NOW and money market accounts	$1,771,068	$1,771,068	$—	$1,771,068	$—
Time deposits	314,308	314,330	—	314,330	—
TRUPs	12,000	11,048	—	11,048	—
Subordinated notes	19,538	19,463	—	19,463	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2021 Form 10-K for the fair value methodologies used as of December 31, 2021:

December 31, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$497,839	$497,839	$—	$497,839	$—
Equity securities carried at fair value through income	4,772	4,772	—	4,772	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,472	1,472	—	1,472	—
Net loans receivable	1,586,791	1,578,032	—	—	1,578,032
Accrued interest receivable	5,588	5,588	—	5,588	—
Investment in BOLI	38,932	38,932	—	38,932	—
Mortgage ranking derivatives	28	28	—	—	28

Liabilities
Savings, NOW and money market accounts	$1,728,743	$1,728,743	$—	$1,728,743	$—
Time deposits	327,421	328,083	—	328,083	—
Long-term debt	12,231	12,391	—	12,391	—
TRUPs	12,000	11,589	—	11,589	—
Subordinated notes	19,510	20,979	—	20,979	—
At June 30, 2022 and December 31, 2021, the Company had outstanding loan commitments and standby letters of credit with customers of $90.1 million and $64.4 million, respectively, and $19.9 million and $22.0 million, respectively. Additionally, at June 30, 2022 and December 31, 2021, customers had $240.2 million and $241.7 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS ("AOCI"/"AOCL")
The following table presents the changes in each component of accumulated other comprehensive gain, net of tax, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$(18,969)	$1,684	$(1,952)	$4,504
Other comprehensive (losses) gains, net of tax before reclassifications	(12,878)	1,379	(29,895)	(1,874)
Amounts reclassified from accumulated other comprehensive gain	—	—	—	433
Net other comprehensive (losses) gains	(12,878)	1,379	(29,895)	(1,441)
End of period	$(31,847)	$3,063	$(31,847)	$3,063
As of the six months ended June 30, 2021, reclassification adjustment was due to the gain on sale of AFS investment securities of $0.6 million.
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
As of three and six months ended June 30, 2022, there were 564 and 426, respectively of no unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. There we no antidilutive awards that were excluded from the calculation for the three and six months ended June 30, 2021. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income	$6,834	$6,432	$13,122	$12,731

Average number of common shares outstanding	5,647,821	5,845,009	5,667,909	5,866,510
Dilutive effect of common stock equivalents	9,912	11,945	10,256	11,188
Average number of shares used to calculate diluted EPS	5,657,733	5,856,954	5,678,165	5,877,698

Anti-dilutive shares	564	—	426	—

Earnings Per Common Share
Basic	$1.21	$1.10	$2.32	$2.17
Diluted	$1.21	$1.10	$2.31	$2.17
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

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense	$2,620	$2,144	$4,547	$4,039
Deferred income tax expense	(251)	46	(45)	278
Income tax expense as reported	$2,369	$2,190	$4,502	$4,317

Effective tax rate	25.7%	25.4%	25.5%	25.3%
Net deferred tax assets totaled $20.2 million at June 30, 2022 and $9.0 million at December 31, 2021. $0.0 million valuation allowance for deferred tax assets was recorded at June 30, 2022 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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
41

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

The Company’s income is primarily earned from interest received on its loans and investments. The Company's primary source of funds for making these loans and investments is its deposits. One of the key measures of the Company's success is its net interest income, or the difference between the income on loans and investments, and the expense on deposits and borrowings. Another key measure is the spread between the yield the Company earns on these interest-earning assets and the rate the Company pays on interest-bearing liabilities, which is called net interest spread. In addition to earning interest on loans and investments, the Company earns income through fees and other charges for services to clients.
Management will continue to focus on growth and operating efficiency to deliver strong results during 2022. During the first six months of 2022, we had robust portfolio loan growth, strong non-interest bearing and transaction deposit growth, and continued to optimize our branch and virtual banking operations.
•The Company reported record net income for the three months ended June 30, 2022 of $6.8 million, or $1.21 per diluted common share compared to net income of $6.4 million or $1.10 per diluted common share for the quarter ended June 30, 2021. The Company reported record net income for the six months ended June 30, 2022 of $13.1 million or diluted earnings per share of $2.31 compared to net income for the comparable 2021 period of $12.7 million or diluted earnings per share of $2.17.
•Portfolio loan end of period contractual rates increased by 21 basis points to 4.05% at June 30, 2022 compared to December 31, 2021. The loan portfolio is positioned for rising rates with $482.1 million or 29% of loans, excluding the allowance for credit losses, scheduled to reprice monthly or in the next three months and an additional $53.1 million or 3% repricing the following nine months. The Bank's effective duration on the loan portfolio was 2.1 years at June 30, 2022. In addition, increased non-interest bearing accounts as a percentage of deposits also better positions the Company for a rising rate environment.

•Total portfolio loans increased $73.6 million or 9.3% annualized to $1,652.5 million from December 31, 2021, as the Company maintained its market dominance in Southern Maryland and continued to gain market share in Virginia. The loan pipeline at June 2022 was $166.0 million, which is expected to provide solid loan growth in the third quarter.
•Non-interest-bearing accounts increased $189.9 million to $635.6 million or 30.48% of deposits at June 30, 2022, from 21.68% of deposits at December 31, 2021. Transaction deposits increased $42.3 million, or 4.90% annualized, to $1,771.1 million in the first six months of 2022. The Company's change in funding mix has well positioned the balance sheet for a rising rate environment.
•As of June 30, 2022, the FOMC had increased the federal funds target rate range to between 1.50%-1.75%. As a result of the Company's balance sheet being asset sensitive, net interest margin increased 13 basis points to 3.25% for the three months ended June 30, 2022 compared to the first quarter of 2022.
•Total stockholders’ equity decreased $23.3 million during the six months ended June 30, 2022. The decrease in equity was primarily due to an increase of $29.9 million in accumulated other comprehensive loss ("AOCL") in the Bank's AFS securities portfolio due to changes in market interest rates, partially offset by net income of $13.1 million. Management intends and has the ability to hold its AFS securities until maturity. See discussion in Liquidity and Capital Resources section of this MD&A.
•The Company's common equity to assets ratio decreased to 7.96% at June 30, 2022 from 8.94% at December 31, 2021. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 7.49% at June 30, 2022 from 8.48% at December 31, 2021 (see Non-GAAP reconciliation schedules) due primarily to increases in AOCL. Regulatory capital was not impacted by the increase in AOCL and Tier 1 capital to average asset ratios at the Bank and the Company remained strong.
•Asset quality continues to improve as non-accrual loans, OREO and TDRs were $6.7 million or 0.29% of total assets at June 2022 compared to $8.1 million or 0.35% of total assets at December 31, 2021.
•The Bank opened its second Virginia branch in May 2022 in Fredericksburg. Additionally, with our Virginia lending team managing approximately 50% of the Bank's loans, the Bank intends to open a loan production office in Charlottesville in the fourth quarter of 2022 to support our existing efforts there. Management believes the greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
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

(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021	June 30, 2021
Total assets	$2,323,514	$2,327,306	$2,195,059
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	821	1,032	1,267
Total intangible assets	11,656	11,867	12,102
Tangible assets	$2,311,858	$2,315,439	$2,182,957

Total common equity	$184,871	$208,133	$203,962
Less: intangible assets	11,656	11,867	12,102
Tangible common equity	$173,215	$196,266	$191,860

Common shares outstanding at end of period	5,649,729	5,718,528	5,786,928

GAAP common equity to assets	7.96%	8.94%	9.29%
Non-GAAP tangible common equity to tangible assets	7.49%	8.48%	8.79%

GAAP common book value per share	$32.72	$36.40	$35.25
Non-GAAP tangible common book value per share	$30.66	$34.32	$33.15

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Return on Average Common Equity ("ROACE")
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021

Net income (as reported)	$6,834	$6,432	$13,122	$12,731

ROACE	14.39%	12.62%	13.31%	12.57%

Average equity	$189,992	$203,893	$197,233	$202,516
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021

Net income (as reported)	$6,834	$6,432	$13,122	$12,731
Core deposit intangible amortization (net of tax)	76	94	157	193
Net earnings applicable to common shareholders	$6,910	$6,526	$13,279	$12,924

ROATCE	15.50%	13.62%	14.32%	13.59%

Average tangible common equity	$178,269	$191,708	$185,457	$190,266

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and six months ended June 30, 2022 and June 30, 2021 is presented below.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
OPERATING DATA
Interest and dividend income	$18,774	$17,444	$36,110	$35,122
Interest expenses	1,206	1,009	2,073	2,178
Net interest income ("NII")	17,568	16,435	34,037	32,944
Provision for credit losses	425	291	875	586
Provision (recovery) for unfunded commitments	26	—	(5)	—
NII after provision for credit losses and unfunded commitments	17,117	16,144	33,167	32,358
Noninterest income	1,424	1,856	2,875	4,216
Noninterest expenses	9,338	9,378	18,418	19,526
Income before income taxes	9,203	8,622	17,624	17,048
Income taxes	2,369	2,190	4,502	4,317
Net income	6,834	6,432	13,122	12,731
Income available to common shares	$6,834	$6,432	$13,122	$12,731

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.19%	1.22%	1.14%	1.22%
Return on average common equity ("ROACE")	14.39	12.62	13.31	12.57
Return on Average Tangible Common Equity ("ROATCE")	15.50	13.62	14.32	13.59
Average total equity to average total assets	8.28	9.63	8.54	9.67
Interest rate spread	3.14	3.30	3.10	3.36
Net interest margin	3.25	3.37	3.19	3.43
Efficiency ratio(1)	49.17	51.27	49.90	52.55
Non-interest income to average assets	0.25	0.35	0.25	0.40
Non-interest expense to average assets	1.63	1.77	1.59	1.87
Net operating expense to average assets(2)	1.38	1.42	1.35	1.46

COMMON SHARE DATA
Basic net income per common share	$1.21	$1.10	$2.32	$2.17
Diluted net income per common share	$1.21	$1.10	$2.31	$2.17
Cash dividends paid per common share	$0.175	$0.150	$0.350	$0.275
Common dividend payout ratio	14.46%	13.63%	15.12%	12.67%
_______________________________________
(1) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(2) Net operating expense is the sum of non-interest expense offset by non-interest income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
Summary of Financial Results
The Company reported net income for the three months ended June 30, 2022 of $6.8 million or diluted earnings per share of $1.21 compared to net income of $6.4 million or $1.10 per diluted earnings per share for the three months ended June 30, 2021. The Company’s ROAA and ROACE were 1.19% and 14.39% for the three months ended June 30, 2022 compared to 1.22% and 12.62% in June 30, 2021.
Net income in the second quarter of 2022 increased 6.3% compared to the same quarter in 2021, primarily due to increased net interest income partially offset by lower noninterest income.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and dividend income	$18,774	$17,444	$1,330	7.6%
Interest expense	1,206	1,009	197	19.5%
Net interest income	17,568	16,435	1,133	6.9%
Provision for credit losses	425	291	134	46.0%
Provision (recovery) for unfunded commitments	26	—	26	—%
Noninterest income	1,424	1,856	(432)	(23.3)%
Noninterest expense	9,338	9,378	(40)	(0.4)%
Income before income taxes	9,203	8,622	581	6.7%
Income tax (income) expense	2,369	2,190	179	8.2%
Net income	$6,834	$6,432	$402	6.3%
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

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$16,772	$16,320	$452	2.8%
Taxable interest and dividends on investment securities	1,924	1,101	823	74.8%
Interest on deposits with banks	78	23	55	239.1%
Total Interest and Dividend Income	18,774	17,444	1,330	7.6%

Interest Expenses
Deposits	819	640	179	28.0%
Short-term borrowings	16	—	16	—%
Long-term debt	371	369	2	0.5%
Total Interest Expenses	1,206	1,009	197	19.5%

Net Interest Income (NII)	$17,568	$16,435	$1,133	6.9%

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

	Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,181,885	$11,842	4.01%	$1,089,781	$10,953	4.02%
Residential first mortgages	85,030	730	3.43%	109,296	838	3.07%
Residential rentals	194,972	1,999	4.10%	139,080	1,410	4.06%
Construction and land development	30,302	361	4.77%	38,315	425	4.44%
Home equity and second mortgages	26,101	274	4.20%	29,061	251	3.45%
Commercial loans	42,744	517	4.84%	43,100	516	4.79%
Commercial equipment loans	68,349	699	4.09%	61,017	592	3.88%
U.S. SBA PPP loans	11,847	315	10.64%	104,426	1,318	5.05%
Consumer loans	4,040	35	3.47%	1,425	17	4.77%
Allowance for credit losses	(21,375)	—	—	(18,265)	—	0.00%
Loan portfolio (1)	1,623,895	16,772	4.13%	1,597,236	16,320	4.09%
Taxable investment securities	484,079	1,808	1.49%	276,019	1,020	1.48%
Nontaxable investment securities	21,304	117	2.20%	15,559	81	2.08%
Interest-bearing deposits in other banks	23,958	63	1.05%	28,844	13	0.18%
Federal funds sold	6,178	14	0.91%	34,778	10	0.12%
Interest-Earning Assets ("IEAs")	2,159,414	18,774	3.48%	1,952,436	17,444	3.57%
Cash and cash equivalents	28,645			65,897
Goodwill	10,835			10,835
Core deposit intangible	888			1,350
Other assets	93,754			86,421
Total Assets	$2,293,536			$2,116,939

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$650,249	$—	—%	$406,166	$—	—%
Interest-bearing demand deposits
Savings	120,645	15	0.05%	105,814	13	0.05%
Demand deposits	571,475	431	0.30%	622,544	86	0.06%
Money market deposits	385,594	103	0.11%	354,657	99	0.11%
Certificates of deposit	317,930	270	0.34%	344,533	442	0.51%
Total interest-bearing deposits	1,395,644	819	0.23%	1,427,548	640	0.18%
Total Deposits	2,045,893	819	0.16%	1,833,714	640	0.14%
Long-term debt	3,350	22	2.63%	27,273	43	0.63%
Short-term borrowings	5,791	16	1.11%	—	—	—%
Subordinated Notes	19,529	252	5.16%	19,473	251	5.16%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	97	3.23%	12,000	75	2.50%
Total Debt	40,670	387	3.81%	58,746	369	2.51%

	Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Bearing Liabilities ("IBLs")	1,436,314	1,206	0.34%	1,486,294	1,009	0.27%
Total Funds	2,086,563	1,206	0.23%	1,892,460	1,009	0.21%
Other liabilities	16,981			20,586
Stockholders’ equity	189,992			203,893
Total Liabilities and Stockholders’ Equity	$2,293,536			$2,116,939

Net interest income		$17,568			$16,435

Interest rate spread			3.14%			3.30%
Net yield on interest-earning assets			3.25%			3.37%
Average loans to average deposits			79.37%			87.10%
Average transaction deposits to total average deposits **			84.46%			81.21%
Ratio of average IEAs to average IBLs			150.34%			131.36%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $55,000 and $75,000 of accretion interest during the three months ended June 30, 2022 and 2021, respectively.
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

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)
Commercial real estate	$923	$(34)	$889
Residential first mortgages	(208)	100	(108)
Residential rentals	573	16	589
Construction and land development	(95)	31	(64)
Home equity and second mortgages	(31)	54	23
Commercial loans	(4)	5	1
Commercial equipment loans	75	32	107
SBA PPP loans	(2,462)	1,459	(1,003)
Consumer loans	23	(5)	18
Taxable investment securities	777	11	788
Nontaxable investment securities	32	4	36
Interest-bearing deposits in other banks	(13)	63	50
Federal funds sold	(65)	69	4
Total interest-earning assets	$(475)	$1,805	$1,330

Interest-bearing liabilities:
Savings	$2	$—	$2
Demand deposits	(39)	384	345
Money market deposits	8	(4)	4
Certificates of deposit	(23)	(149)	(172)
Long-term debt	(157)	136	(21)
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	22	22
Total interest-bearing liabilities	$(191)	$388	$197
Net change in net interest income	$(284)	$1,417	$1,133
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $55,000 and $0.1 million of accretion interest during the three months ended June 30, 2022 and 2021, respectively.
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. In response to the inflation effects on the economy, the Federal Reserve Open Market Committee ("FOMC") has increased the federal funds interest rate by 150 basis points from a target range of 0.00% to 0.25% in January 2022 to a target range of 1.50% to 1.75% at June 30, 2022. On July 27, 2022, the FOMC further increased the target range to 2.25% to 2.50% with Federal Reserve Bank commentary indicating that it was probable that the next scheduled meeting would result in additional rate hikes of at least 50 basis points.
Net interest income for the comparable quarters increased primarily from larger average balances in interest-earning assets and higher loan yields partially offset by increased interest expense from slightly higher funding rates and volume. Interest income increased as portfolio loan interest income more than replaced U.S. SBA PPP income and as overall loan yields, excluding U.S. SBA PPP loans, increased for the comparable quarters. Loan interest income increased $0.5 million for the comparable periods. If U.S. SBA PPP loan interest was excluded, loan interest income increased $1.5 million from $15.0 million for the three months ended June 30, 2021 to $16.5 million for the three months ended June 30, 2022. Average investment and interest-earning cash balances increased $180.3 million for the comparable periods and contributed $0.9 million in additional interest income. Net interest income decreased $0.2 million from increased interest expense from slightly higher cost of funds and average funding balances.

Net interest margin of 3.25% for the three months ended June 30, 2022 decreased 12 basis points from 3.37% for the three months ended June 30, 2021. The decrease in net interest margin from the second quarter of 2021 resulted primarily from the Company’s increased average investment and interest-earning cash balances. Average yields on loans increased to 4.13% in the second quarter of 2022 compared to 4.09% for the three months ended June 30, 2021, while overall interest earning asset yields decreased to 3.48% for the three months ended June 30, 2022 from 3.57% for the three months ended June 30, 2021. Interest income from the Company's participation in the U.S. SBA PPP program was $0.3 million and $1.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively. U.S. SBA PPP loan interest positively impacted margins by four basis points for the three months ended June 30, 2022 and 10 basis points for the three months ended June 30, 2021.
The Company’s cost of funds was 0.23% during the second quarter of 2022 increased from 0.21% for the three months ended June 30, 2021. The Bank's interest rate asset sensitivity improved as average non-interest bearing deposit accounts increased to 31.8% of total average deposits for the second quarter of 2022 compared to 22.1% for the comparable period in 2021. Management is optimistic that improvements in the Bank's funding composition will benefit margins and profitability in an increasing interest-rate environment.
Net interest margins began to increase in the second quarter of 2022 as FOMC rate increases began to impact the Bank's asset sensitive balance sheet. Average yields on loans and investments increased to 4.13% and 1.52% for the three months ended June 30, 2022 from 3.99% and 1.33% for the three months ended March 31, 2022. Net interest margin increased 13 basis points from 3.12% for the three months ended March 31, 2022 to 3.25% for the three months ended June 30, 2022.
Management is optimistic that a stable to increasing net interest margin is possible during the balance of 2022 assuming interest-earning assets continue to reprice faster than interest-bearing liabilities and the Bank maintains its current favorable funding mix.
Provision for Credit Losses
The following table shows the dollar and percentage changes for the provision for credit losses for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change

Provision for credit losses	$425	$291	$134	46.05%
The provision for credit losses is a function of the calculation of the allowance for credit losses on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$44	$44	$—	—%
Gain on sale of assets	—	68	(68)	(100.0)%
Unrealized (losses) gain on equity securities	(155)	13	(168)	(1,292)%
Income from bank owned life insurance	217	218	(1)	(0.5)%
Service charges	1,108	892	216	24.2%
Referral fee income	—	621	(621)	(100.0)%
Net gains (losses) on sale of loans originated for sale	1	—	1	—%
Gains on sale of loans	209	—	209	—%
Total Noninterest Income	$1,424	$1,856	$(432)	(23.3)%
Noninterest income for the three months ended June 30, 2022 decreased from the three months ended June 30, 2021. The $0.4 million decrease in noninterest income in the current quarter was principally due to no interest rate protection referral fee income for the three months ended June 30, 2022. In addition, changes in interest rates resulted in unrealized losses on securities invested in a Community Reinvestment Act mutual fund. These reductions in noninterest income for the comparable quarters were partially offset by increases in service charges due to increased interchange fees and gains of $0.2 million from the sale of two impaired loans. Noninterest income as a percentage of average assets was 0.25% and 0.35%, respectively, for the three months ended June 30, 2022 and 2021.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,051	$5,332	$(281)	(5.3)%
OREO valuation allowance and expenses	—	488	(488)	(100.0)%
Sub-total	5,051	5,820	(769)	(13.2)%
Operating Expenses
Occupancy expense	820	688	132	19.2%
Advertising	159	148	11	7.4%
Data processing expense	1,008	990	18	1.8%
Professional fees	845	604	241	39.9%
Depreciation of premises and equipment	150	135	15	11.1%
FDIC Insurance	177	140	37	26.4%
Core deposit intangible amortization	102	126	(24)	(19.0)%
Fraud losses (recoveries)	30	(217)	247	(113.8)%
Other expenses	996	944	52	5.5%
Total Operating Expenses	$4,287	$3,558	$729	20.5%
Total Noninterest Expense	$9,338	$9,378	$(40)	(0.4)%

The flat overall expense run rate for the comparable periods were primarily due to decreases in compensation and benefits and no credit related expenses for OREO, partially offset by increases in occupancy expenses and professional fees as well as a fraud recovery in the second quarter of 2021. OREO expenses reflect management's actions in 2020 and 2021 to reduce non-performing assets. Increases in occupancy and professional fees were driven by increasing utilities and vendor wage appreciation as well as the opening of our newest branch in Fredericksburg, Virginia.
Lower than anticipated health care costs and a lower average full-time equivalent headcount contributed to a lower compensation and benefits run rate in the second quarter of 2022. In addition, compensation and benefits expense has benefited from the Company's increased use of technology. In the second quarter, the Bank increased base compensation by 4% and its minimum starting wage to $20.00 per hour for non-executive employees to address local wage pressures caused by inflation and to attract and retain our employees. Management's projected quarterly expense run rate for the third quarter of 2022 is estimated between $9.6 million and $9.7 million and includes consideration of the base compensation increases and an average FTE count of 195-197 employees.
The Company’s efficiency ratio was 49.17% for the three months ended June 30, 2022 compared to 51.27% for the three months ended June 30, 2021. The Company’s net operating expense ratio was 1.38% for the three months ended June 30, 2022 compared to 1.42% for the three months ended June 30, 2021. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to improve asset quality and generate more operating revenues while controlling expense growth.
Income Tax Expense
The effective tax rate for the three months ended June 30, 2022 was 25.74% compared to an effective tax rate of 25.40% for the three months ended June 30, 2021.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Summary of Financial Results
The Company reported net income for the six months ended June 30, 2022 of $13.1 million or diluted earnings per share of $2.31 compared to net income of $12.7 million or $2.17 per diluted share for the six months ended June 30, 2021. The Company’s ROAA and ROACE were 1.14% and 13.31% for the six months ended June 30, 2022 compared to 1.22% and 12.57% for the six months ended June 30, 2021.
The increase to net income in the first six months of 2022 compared to the same period in 2021 was due to increased net interest income and decreased noninterest expense partially offset by an increase in provision for credit losses and a decrease in non-interest income.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and dividend income	$36,110	$35,122	$988	2.8%
Interest expense	2,073	2,178	(105)	(4.8)%
Net interest income	34,037	32,944	1,093	3.3%
Provision for credit losses	875	586	289	49.3%
Recovery for unfunded commitments	(5)	—	(5)	—%
Noninterest income	2,875	4,216	(1,341)	(31.8)%
Noninterest expense	18,418	19,526	(1,108)	(5.7)%
Income before income taxes	17,624	17,048	576	3.4%
Income tax expense	4,502	4,317	185	4.3%
Net income	$13,122	$12,731	$391	3.1%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$32,382	$32,912	$(530)	(1.6)%
Taxable interest and dividends on investment securities	3,590	2,165	1,425	65.8%
Interest on deposits with banks	138	45	93	206.7%
Total Interest and Dividend Income	36,110	35,122	988	2.8%

Interest Expenses
Deposits	1,332	1,442	(110)	(7.6)%
Short-term borrowings	16	—	16	—%
Long-term debt	725	736	(11)	(1.5)%
Total Interest Expenses	2,073	2,178	(105)	(4.8)%

Net Interest Income (NII)	$34,037	$32,944	$1,093	3.3%

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,147,188	$22,579	3.94%	$1,074,874	$21,648	4.03%
Residential first mortgages	85,912	1,442	3.36%	117,097	1,752	2.99%
Residential rentals	196,136	3,830	3.91%	139,150	2,855	4.10%
Construction and land development	31,977	768	4.80%	37,209	828	4.45%
Home equity and second mortgages	26,024	519	3.99%	29,166	499	3.42%
Commercial loans	44,696	1,068	4.78%	43,915	1,067	4.86%
Commercial equipment loans	65,050	1,341	4.12%	60,782	1,111	3.66%
U.S. SBA PPP loans	16,122	767	9.51%	110,183	3,120	5.66%
Consumer loans	3,629	68	3.75%	1,373	32	4.66%
Allowance for credit losses	(21,210)	—	—	(18,936)	—	0.00%
Loan portfolio (1)	1,595,524	32,382	4.06%	1,594,813	32,912	4.13%
Taxable investment securities	484,118	3,379	1.40%	253,043	1,970	1.56%
Non-taxable investment securities	19,419	211	2.17%	18,185	195	2.14%
Interest bearing deposits in other banks	33,231	124	0.75%	26,964	28	0.21%
Federal funds sold	3,106	14	0.90%	26,794	17	0.13%
Interest-Earning Assets ("IEAs")	2,135,398	36,110	3.38%	1,919,799	35,122	3.66%
Cash and cash equivalents	72,359			74,237
Goodwill	10,835			10,835
Core deposit intangible	941			1,415
Other assets	90,069			87,600
Total Assets	$2,309,602			$2,093,886

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$630,137	$—	—%	$393,682	$—	—%
Interest-bearing liabilities:
Savings	120,939	30	0.05%	103,809	26	0.05%
Demand deposits	598,210	535	0.18%	612,745	183	0.06%
Money market deposits	382,206	203	0.11%	352,201	197	0.11%
Certificates of deposit	320,126	564	0.35%	347,930	1,036	0.60%
Total Interest-bearing deposits	1,421,481	1,332	0.19%	1,416,685	1,442	0.20%
Total Deposits	2,051,618	1,332	0.13%	1,810,367	1,442	0.16%
Long-term debt	7,760	47	1.21%	27,282	83	0.61%
Short-term borrowings	2,912	16	1.10%	—	—	—%
Subordinated Notes	19,522	503	5.15%	19,482	503	5.16%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	175	2.92%	12,000	150	2.50%
Total debt	42,194	741	3.51%	58,764	736	2.50%

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Total Interest-Bearing Liabilities ("IBLs")	1,463,675	2,073	0.28%	1,475,449	2,178	0.30%
Total funds	2,093,812	2,073	0.20%	1,869,131	2,178	0.23%
Other liabilities	18,557			22,239
Stockholders’ equity	197,233			202,516
Total Liabilities and Stockholders’ Equity	$2,309,602			$2,093,886

Net interest income		$34,037			$32,944

Interest rate spread			3.10%			3.36%
Net yield on interest-earning assets			3.19%			3.43%
Average loans to avg. deposits			77.77%			88.09%
Average transaction deposits to total average deposits **			84.40%			80.78%
Ratio of average IEAs to average IBLs			145.89%			130.12%

Cost of funds			0.20%			0.23%
Cost of deposits			0.13%			0.16%
Cost of debt			3.51%			2.50%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $105,000 and $165,000 of accretion interest during the six months ended June 30, 2022 and 2021, respectively.
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

For the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)
Commercial real estate	$1,423	$(492)	$931
Residential first mortgages	(523)	213	(310)
Residential rentals	1,113	(138)	975
Construction and land development	(126)	66	(60)
Home equity and second mortgages	(63)	83	20
Commercial loans	19	(18)	1
Commercial equipment loans	88	142	230
SBA PPP loans	(4,475)	2,122	(2,353)
Consumer loans	42	(6)	36
Taxable investment securities	1,613	(204)	1,409
Nontaxable investment securities	13	3	16
Interest-bearing deposits in other banks	23	73	96
Federal funds sold	(107)	104	(3)
Total interest-earning assets	$(960)	$1,948	$988

Interest-bearing liabilities:
Savings	$4	$—	$4
Demand deposits	(13)	365	352
Money market deposits	16	(10)	6
Certificates of deposit	(49)	(423)	(472)
Long-term debt	(118)	82	(36)
Short-term borrowings	16	—	16
Subordinated notes	1	(1)	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	25	25
Total interest-bearing liabilities	$(143)	$38	$(105)
Net change in net interest income	$(817)	$1,910	$1,093
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $105,000 and $165,000 of accretion interest during the six months ended June 30, 2022 and 2021, respectively.

Net interest income increased $1.1 million or 3.3% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 with interest income increasing $1.0 million and interest expense decreasing of $0.1 million. Increased interest income was primarily due to growth in investments income of $1.5 million. Interest income from the growth of the Company's portfolio loans nearly replaced the decrease in U.S. SBA PPP loan interest income. Overall loan interest income decreased $0.5 million to $32.4 million for the six months ended June 30, 2022 from $32.9 million for the six months ended June 30, 2021. Excluding U.S. SBA PPP loans, interest income for the same comparable periods increased $1.8 million to $31.6 million from $29.8 million. Interest expense decreased $0.1 million due to changes in the Bank's funding mix away from higher cost debt and time deposits into non-interest bearing and transaction deposit accounts.
Net interest margin of 3.19% for the six months ended June 30, 2022 was 24 basis points lower than the 3.43% for the six months ended June 30, 2021. Loan yields decreased from 4.13% for the six months ended June 30, 2021 to 4.06% for the six months ended June 30, 2022. Loan yields, excluding U.S. SBA PPP loan interest income, were 4.00% and 4.01% for the six months ended June 30, 2022 and June 30, 2021. U.S. SBA PPP loan interest positively impacted margins by five basis points for the six months ended June 30, 2022 and 13 basis points for the six months ended June 30, 2021.
As a result of organic growth, average total earning assets increased $215.6 million, or 11.2%, for the six months ended June 30, 2022 to $2,135.4 million compared to $1,919.8 million for the six months ended June 30, 2021. The increase in average total earning assets for the six months ended June 30, 2022 from the comparable period in 2021 resulted primarily from a $0.7 million, or 0.04%, increase in average loans, with average U.S. SBA PPP loans decreasing $94.0 million and average portfolio loans increasing $94.7 million, and an increase of $214.9 million, or 66.1%, increase in average investments, federal funds sold, and interest-bearing deposits.
The Company’s cost of funds was 0.20% during the first six months of 2022 compared to 0.23% for the six months ended June 30, 2021. Average total interest-bearing liabilities decreased $11.8 million, or 0.8%, for the six months ended June 30, 2022 to $1,463.7 million compared to $1,475.4 million for the six months ended June 30, 2021. During the same time, the Company increased balance sheet asset sensitivity with average noninterest-bearing demand deposits increasing $236.5 million, or 60.1%, to $630.1 million, or 30.7% of average deposits compared to $393.7 million, or 21.8% of average deposits.
Provision for Credit Losses
The following table shows the dollar and percentage changes for the provision for credit losses for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change

Provision for credit losses	$875	$586	$289	49.32%
See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$220	$242	$(22)	(9.1)%
Gain on sale of assets	—	68	(68)	(100.0)%
Net gains on sale of investment securities	—	586	(586)	(100.0)%
Unrealized losses on equity securities	(377)	(72)	(305)	423.6%
Income from bank owned life insurance	431	432	(1)	(0.2)%
Service charges	2,034	2,079	(45)	(2.2)%
Referral fee income	361	1,072	(711)	(66.3)%
Net losses on sale of loans originated for sale	(3)	—	(3)	—%
Gains (losses) on sale of loans	209	(191)	400	(209.4)%
Total Noninterest Income	$2,875	$4,216	$(1,341)	(31.8)%
Noninterest income for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021. The decreases were primarily due to decreased referral fee income, gain on sales of investments in the first six months of 2021, and unrealized losses on securities invested in a Community Reinvestment Act mutual fund that was impacted by increases in interest rates. These reductions for the comparable periods were partially offset by $0.4 million related to the sale of impaired loans. In the first quarter of 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans and recognized a loss on the sale of $0.2 million and in the second quarter of 2022, impaired loan sales resulted in a gain of $0.2 million. Noninterest income as a percentage of assets was 0.25% and 0.40%, respectively, for the six months ended June 30, 2022 and 2021.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Expense
Compensation and benefits	$10,106	$10,120	$(14)	(0.1)%
OREO valuation allowance and expenses	6	669	(663)	(99.1)%
Sub-total	10,112	10,789	(677)	(6.3)%
Operating Expense
Occupancy expense	1,552	1,449	103	7.1%
Advertising	223	227	(4)	(1.8)%
Data processing expense	2,015	1,926	89	4.6%
Professional fees	1,576	1,244	332	26.7%
Depreciation of premises and equipment	299	282	17	6.0%
FDIC Insurance	356	392	(36)	(9.2)%
Core deposit intangible amortization	211	259	(48)	(18.5)%
Fraud losses	70	1,112	(1,042)	(93.7)%
Other expenses	2,004	1,846	158	8.6%
Total Operating Expense	8,306	8,737	(431)	(4.9)%
Total Noninterest Expense	$18,418	$19,526	$(1,108)	(5.7)%

The decrease in noninterest expense for the comparable periods was primarily due to decreased OREO expenses and fraud losses. Noninterest expense decreased for the comparable periods as decreases in OREO expenses, compensation, fraud losses, amortization of core deposit intangible and FDIC insurance were offset by increases in occupancy, data processing, professional fees, depreciation and other expenses. OREO expenses have moderated as the Bank has been successful at disposing assets and reducing OREO balances to zero. Noninterest expenses in the first six month of 2021 included a $1.3 million initial expense and subsequent recovery of $0.2 million related to an isolated wire transfer fraud incident. Professional fees increased for the comparable prior year period due to costs related to the implementation of CECL, the new retail and commercial credit card program, and vendor wage appreciation. Increases in occupancy were driven by increasing utilities as well as the opening of our newest branch in Fredericksburg, Virginia.
During the first six months of 2022, lower than anticipated health care costs and a lower average full-time equivalent headcount contributed to lower compensation and benefits. In the second quarter, the Bank increased base compensation by 4% and its minimum starting wage to $20.00 per hour for non-executive employees to address local wage pressures caused by inflation and to attract and retain employees. Management's projected quarterly expense run rate for the third quarter of 2022 is estimated between $9.6 million and $9.7 million and includes consideration of the base compensation increases and an average FTE count of 195-197 employees.
The Company’s efficiency ratio was 49.90% for the six months ended June 30, 2022 compared to 52.55% for the six months ended June 30, 2021. The Company’s net operating expense ratio was 1.35% at June 30, 2022 compared to 1.46% at June 30, 2021. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Expenses applicable to OREO assets included the following.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021

Valuation allowance	$—	$641
Losses (gains) on dispositions	—	(16)
Operating expenses	6	44
	$6	$669
To adjust properties to current appraised values, additions to the valuation allowance were taken for the six months ended June 30, 2021. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. At June 30, 2022 and December 31, 2021, the carrying value of OREO assets was zero.
Income Tax Expense
The Company’s consolidated effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 25.5% and 25.3%, respectively.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2022 AND DECEMBER 31, 2021
The following table shows selected historical consolidated financial data for the Company, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Quarterly Report for Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
FINANCIAL CONDITION DATA
Total assets	$2,323,514	$2,327,306
Loans receivable, net	1,636,077	1,586,791
Investment securities	490,086	502,818
Goodwill	10,835	10,835
Core deposit intangible	821	1,032
Deposits	2,085,376	2,056,164
Borrowings	—	12,231
Junior subordinated debentures	12,000	12,000
Subordinated notes - 4.75% **	19,538	19,510
Stockholders’ equity - common	184,871	208,133
____________________________________
**Company issued $20.0 million of 4.75% subordinated notes due 2030 on October 14, 2020.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
COMMON SHARE DATA
Book value per common share	$32.72	$36.40
Tangible book value per common share**	$30.66	$34.32
Common shares outstanding at end of period	5,649,729	5,718,528

OTHER DATA
Full-time equivalent employees	190	186
Branches	12	11
Loan Production Offices	4	4

CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.42%	9.23%
Tier 1 common capital to risk-weighted assets	11.66	11.92
Tier 1 capital to risk-weighted assets	12.34	12.64
Total risk-based capital to risk-weighted assets	14.68	14.92
Common equity to total assets	7.96	8.94
Tangible common equity to tangible assets**	7.49	8.48
____________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and NON-GAAP measures.

Assets
Total assets at June 30, 2022 were comparable to December 31, 2021 as cash balances decreased to fund loan growth. In addition, net deferred tax assets increased primarily due to increases in unrealized losses of the Bank's AFS investment portfolio related to changes in interest rates as well as increases in the ACL for the adoption of the current expected credit losses ("CECL") accounting standard on January 1, 2022. The differences in allocations between the cash and investment categories reflect operational needs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Cash and due from banks	$16,164	$108,990	$(92,826)	(85.2)%
Federal funds sold	37,320	—	37,320	—%
Interest-bearing deposits with banks	34,659	30,664	3,995	13.0%
Securities available for sale ("AFS"), at fair value	485,456	497,839	(12,383)	(2.5)%
Equity securities carried at fair value through income	4,423	4,772	(349)	(7.3)%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	1,234	1,472	(238)	(16.2)%
Net Loans	1,636,077	1,586,791	49,286	3.1%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	21,802	21,427	375	1.8%
Accrued interest receivable	6,099	5,588	511	9.1%
Investment in bank owned life insurance	39,363	38,932	431	1.1%
Core deposit intangible	821	1,032	(211)	(20.4)%
Net deferred tax assets	20,223	9,033	11,190	123.9%
Right of use assets, net operating leases	6,123	6,124	(1)	—%
Other assets	2,708	3,600	(892)	(24.8)%
Total Assets	$2,323,514	$2,327,306	$(3,792)	(0.2)%
Cash and Cash Equivalents
Cash and cash equivalents totaled $88.1 million at June 30, 2022, compared to $139.7 million at December 31, 2021. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at June 30, 2022 and December 31, 2021, estimated fair values were $491.3 million, and $504.3 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at June 30, 2022 and December 31, 2021. AFS securities are evaluated quarterly to determine whether a decline in their value is the result of a deterioration in credit quality. A reserve for credit losses was not recorded for the periods reported.
At June 30, 2022, approximately 92%, or $447.6 million of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to approximately 92%, or $456.2 million, at December 31, 2021.
Gross unrealized losses at June 30, 2022 and December 31, 2021 for AFS securities were $43.2 million and $6.0 million, respectively, of amortized cost of $528.5 million and $500.5 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.

The Bank holds 70.8% or $374.2 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $52.3 million in student loan trusts, which represent 9.9% of the AFS investment portfolio, are 97% U.S. government guaranteed. At June 30, 2022, the Company also had $98.8 million or 18.7% of AFS investments in municipal bonds.
The average effective duration of the Company's AFS investment portfolio at June 30, 2022 and December 31, 2021, were 4.10 years and 3.90 years, respectively.
At June 30, 2022 and December 31, 2021, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 6.51 years and 6.91 years and an average duration of 5.70 years and 6.41 years, respectively. At June 30, 2022 and December 31, 2021, AFS asset-backed securities issued by student loan trusts and others had an average life of 6.16 years and 6.24 years and an average duration of 5.44 years and 6.03 years, respectively. At June 30, 2022 and December 31, 2021, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 11.07 years and 8.75 years and an average duration of 9.24 years and 7.83 years, respectively.
The amortized cost of AFS investment securities by contractual maturity at June 30, 2022 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at June 30, 2022 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$23,064	2.35%	$90,237	2.35%	$129,441	2.28%	$94,655	2.58%	$337,397	$314,042
Asset-backed securities issued by Others	3,590	1.85%	14,044	1.85%	20,147	1.83%	14,732	1.79%	52,513	50,437
Municipal securities	6,755	2.47%	26,427	2.47%	37,908	2.47%	27,721	2.69%	98,811	83,452
Corporate bonds	205	3.88%	802	3.88%	1,151	3.88%	842	—%	3,000	2,857
U.S. Treasury bonds	2,516	1.17%	9,844	1.24%	14,120	1.23%	10,326	—%	36,806	34,668
Total AFS investment securities	$36,130	2.25%	$141,354	2.25%	$202,767	2.26%	$148,276	2.53%	$528,527	$485,456
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at June 30, 2022 and December 31, 2021 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

June 30, 2022		December 31, 2021
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$447,599	AAA	$456,162
AA	34,836	AA	41,455
A	164	A	222
BBB	2,857	BBB	—
Total	$485,456	Total	$497,839

Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of Southern Maryland, the city of Fredericksburg, Virginia and Spotsylvania and Stafford counties in Virginia. Management is committed to continue as the leading commercial financial institution in Southern Maryland. In 2021, the Bank increased lending in Virginia in the cities and surrounding areas of Culpeper, Orange and Charlottesville. The Bank plans to open a loan production office in Charlottesville, Virginia in 2022. At June 30, 2022, loans managed by our Maryland and Virginia lending teams are almost evenly distributed. Management is optimistic that the Virginia market will continue to provide opportunities for organic loan growth.
At June 30, 2022, total net loans, which include portfolio loans and U.S. SBA PPP loans, increased 6.2% annualized or $49.3 million from December 31, 2021. Total net portfolio loans increased $70.7 million and U.S. SBA PPP loans decreased $21.4 million for the comparable period ends. The commercial real estate portfolio increased in total during the first six months of 2022, while increasing slightly as a percentage of total portfolio loans. The Company’s loan pipeline was $166.0 million at June 30, 2022 compared to $160.0 million at December 31, 2021.
During 2020 and 2021, the Company originated 1,532 U.S. SBA PPP loans with original balances of $201.3 million. As of June 30, 2022, there were 48 U.S. SBA PPP loans with outstanding balances of $5.2 million.
The following is a breakdown of the Company’s loan portfolio, net of deferred costs and fees at June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	%	December 31, 2021**	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,178,758	71.33%	$1,113,793	70.54%	$64,965	11.67%
Residential first mortgages	84,782	5.13%	92,710	5.87%	(7,928)	(17.10)%
Residential rentals	210,116	12.72%	194,911	12.35%	15,205	15.60%
Construction and land development	31,068	1.88%	35,502	2.25%	(4,434)	(24.98)%
Home equity and second mortgages	25,200	1.53%	25,661	1.63%	(461)	(3.59)%
Commercial loans	43,472	2.63%	50,512	3.20%	(7,040)	(27.87)%
Consumer loans	4,511	0.27%	3,015	0.19%	1,496	99.24%
Commercial equipment	74,552	4.51%	62,706	3.97%	11,846	37.78%
Total portfolio loans	1,652,459	100.00%	1,578,810	100.00%	73,649	9.33%
Less: Allowance for Credit Losses	(21,404)	(1.30)%	(18,417)	(1.17)%	(2,987)	32.44%
Total net portfolio loans	1,631,055		1,560,393		70,662	9.06%
U.S. SBA PPP loans	5,022		26,398		(21,376)	(161.95)%
Total net loans	$1,636,077		$1,586,791		$49,286	6.21%
____________________________________
**December 31, 2021 reported balance are shown net of deferred costs and fees to conform with the current period's presentation.
Loan Concentrations
At June 30, 2022 and December 31, 2021, commercial loans, including residential rentals, represented 91.2% and 90.1%, respectively, of total portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at June 30, 2022 and December 31, 2021 were $893.9 million or 351.2% and $813.0 million or 331.4%, respectively. Construction loans as a percentage of risk-based capital at June 30, 2022 and December 31, 2021 were $133.1 million or 52.3% and $140.4 million or 57.2%, respectively.

Asset Quality
The following tables show asset quality ratios at June 30, 2022 and December 31, 2021.

	(Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
ASSET QUALITY
Total portfolio loans	$1,652,459	$1,578,810
Classified Assets	6,062	5,211
Allowance for credit losses	21,404	18,417

Past due loans - 31 to 89 days	900	568
Past due loans >=90 days (1)	147	961
Total past due (delinquency) loans	1,047	1,529

Non-accrual loans (2)	6,235	7,631
Accruing troubled debt restructures (TDRs) (3)	439	447
Other real estate owned (OREO)	—	—
Non-accrual loans, OREO and TDRs	$6,674	$8,078

ASSET QUALITY RATIOS (4)
Classified assets to total assets	0.26%	0.22%
Classified assets to risk-based capital	2.35	2.10
Allowance for credit losses to total portfolio loans	1.30	1.17
Allowance for credit losses to non-accrual loans	343.29	241.34
Past due loans - 31 to 89 days to total portfolio loans	0.05	0.04
Past due loans >=90 days to total portfolio loans	0.01	0.06
Total past due (delinquency) to total portfolio loans	0.06	0.10
Non-accrual loans to total portfolio loans	0.38	0.48
Non-accrual loans and TDRs to total portfolio loans	0.40	0.51
Non-accrual loans and OREO to total assets	0.27	0.33
Non-accrual loans and OREO to total portfolio loans and OREO	0.38	0.48
Non-accrual loans, OREO and TDRs to total assets	0.29	0.35
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

Allowance for Credit Losses ("ACL"), Provision for Credit Losses ("PCL"), Allowance for Loan Losses ("ALLL) and Provision for Loan Losses ("PLL")
The following is a breakdown of the Company’s general and specific allowances as a percentage of total portfolio loans at June 30, 2022 and 2021 and at December 31, 2021:
Breakdown of general and specific allowance as a percentage of total portfolio loans (1)

	June 30, 2022	June 30, 2021	December 31, 2021
General allowance	$21,108	$17,738	$18,151
Specific allowance	296	778	266
	$21,404	$18,516	$18,417
General allowance	1.28%	1.15%	1.15%
Specific allowance	0.02%	0.05%	0.02%
Allowance to total portfolio loans(1)	1.30%	1.20%	1.17%

Allowance to non-acquired loans(2)	n/a	1.25%	1.20%

Total acquired loans(2)	n/a	$54,697	$42,182
Non-acquired loans**(2)	n/a	$1,479,179	$1,536,761
Total portfolio loans	$1,652,459	$1,533,876	$1,578,943
____________________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments. Non-acquired loans exclude U.S. SBA PPP loans.
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
(2)Allowance to non-acquired loans is no longer relevant as the ACL considers all portfolio loans.
On January 1, 2022, the Company adopted ASU 2016-13 and implemented the current expected credit loss model ("CECL"). The ACL is a valuation account that is deducted from loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
Upon the adoption of ASC 326, the Company recorded a $2.5 million increase to the ACL. At June 30, 2022, the ACL was $21.4 million increased $3.0 million or 16.2% when compared to $18.4 million at December 31, 2021. The increase is related to the impact of adoption and the current year-to-date provision.
ACL balances increased to 1.30% of portfolio loans at June 30, 2022 compared to 1.17% at December 31, 2021. At and for the six months ended June 30, 2022, the Company's ACL increased $3.0 million or 16.2% to $21.4 million at June 30, 2022 from $18.4 million at December 31, 2021. The increase in the general allowance was primarily related to the impact of adoption of ASC-326 and portfolio loan growth.
The Company recorded a $0.4 million and $0.9 million PCL for the three and six months ended June 30, 2022 compared to a $0.3 million and $0.6 million PLL for the three and six months ended June 30, 2021. There were $0.4 million in net charge-offs during the six months ended June 30, 2022 compared to $1.5 million in net charge-offs for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $191,000. During the six months ended June 30, 2022, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $3.4 million, net of charge-offs of $0.4 million, and recognized a gain on the sale of $209,000.
Management believes that the allowance is adequate at June 30, 2022. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.
The following table allocates the ACL and ALLL by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%**	Amount	%**
Commercial real estate	$16,833	71.33%	$13,095	72.28%
Residential first mortgages	255	5.13%	1,002	5.30%
Residential rentals	1,660	12.72%	2,175	11.73%
Construction and land development	166	1.88%	260	1.88%
Home equity and second mortgages	143	1.53%	274	1.62%
Commercial loans	238	2.63%	582	3.00%
Consumer loans	132	0.27%	58	0.22%
Commercial equipment	1,977	4.51%	971	3.97%
Total allowance for credit losses	$21,404	100.00%	$18,417	100.00%
____________________________________
**Percent of loans in each category to total portfolio loans. December 31, 2021 reported percentages are shown net of deferred costs and fees to conform with the current period's presentation.

The following table indicates net charge-offs by average portfolio loan category for the three and six months ended June 30, 2022 and June 30, 2021, and for the year ended December 31, 2021:

	Three Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands)	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%
Commercial real estate	$(280)	$1,181,885	(0.09)%	$—	$1,089,781	—%
Residential first mortgages	(111)	85,030	(0.52)	—	109,296	—
Residential rentals	—	194,972	—	—	139,080	—
Construction and land development	—	30,302	—	—	38,315	—
Home equity and second mortgages	1	26,101	0.02	2	29,061	0.03
Commercial loans	(49)	42,744	(0.46)	(21)	43,100	(0.19)
Consumer loans	(6)	4,040	(0.59)	—	1,425	—
Commercial equipment loans	42	68,349	0.25	(12)	61,017	(0.08)
	(403)	1,633,423	(0.10)	(31)	1,511,075	(0.01)
Allowance for credit losses	—	(21,375)	—	—	(18,265)	—
Total net charge-off and average portfolio loans	$(403)	$1,612,048	(0.10)%	$(31)	$1,492,810	(0.01)%

	Six Months Ended						Year Ended
	June 30, 2022			June 30, 2021			December 31, 2021
(dollars in thousands)	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%
Commercial real estate	$(280)	$1,147,188	(0.05)%	$(1,246)	$1,074,874	(0.23)%	$(1,914)	$1,085,823	(0.18)%
Residential first mortgages	(111)	85,912	(0.26)	(142)	117,097	(0.24)	(142)	107,011	(0.13)
Residential rentals	—	196,136	—	(46)	139,150	(0.07)	(46)	151,606	(0.03)
Construction and land development	—	31,977	—	—	37,209	—	—	36,891	—
Home equity and second mortgages	1	26,024	0.01	3	29,166	0.02	5	28,051	0.02
Commercial loans	(49)	44,696	(0.22)	(66)	43,915	(0.30)	467	46,390	1.01
Consumer loans	(6)	3,629	(0.33)	—	1,373	—	—	1,783	—
Commercial equipment loans	61	65,050	0.19	3	60,782	0.01	37	60,845	0.06
	(384)	1,600,612	(0.05)	(1,494)	1,503,566	(0.20)	(1,593)	1,518,400	(0.10)
Allowance for credit losses	—	(21,210)	—	—	(18,936)	—	—	(18,788)	—
Total net charge-off and average portfolio loans	$(384)	$1,579,402	(0.05)%	$(1,494)	$1,484,630	(0.20)%	$(1,593)	$1,499,612	(0.11)%

Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $0.2 million and increased due to impact of the ASC 326 adoption. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Classified Assets and Special Mention Assets
Classified assets increased $0.9 million from $5.2 million at December 31, 2021 to $6.1 million at June 30, 2022. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's ACL qualitative framework. The following is a breakdown of the Company’s classified and special mention assets at June 30, 2022, and March 31, 2022, December 31, 2021, 2020, 2019, and 2018, respectively:

	As of
(dollars in thousands)	6/30/2022	3/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018
Classified loans
Substandard	$6,062	$4,745	$5,211	$19,249	$26,863	$32,226
Doubtful	—	—	—	—	—	—
Total classified loans	6,062	4,745	5,211	19,249	26,863	32,226
Special mention loans	160	—	—	7,672	—	—
Total classified and special mention loans	$6,222	$4,745	$5,211	$26,921	$26,863	$32,226

Classified loans	6,062	$4,745	$5,211	$19,249	$26,863	$32,226
Classified securities	—	—	—	—	—	482
Other real estate owned	—	—	—	3,109	7,773	8,111
Total classified assets	$6,062	$4,745	$5,211	$22,358	$34,636	$40,819

Total classified assets as a percentage of total assets	0.26%	0.20%	0.22%	1.10%	1.93%	2.42%
Total classified assets as a percentage of Risk Based Capital	2.35%	1.87%	2.10%	9.61%	16.21%	21.54%

Non-Performing Assets

(dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate	$4,702	$4,890
Residential first mortgages	—	450
Residential rentals	981	942
Construction and land development	—	—
Home equity and second mortgages	267	601
Commercial loans	25	—
Consumer loans	—	—
Commercial equipment	260	691
U.S. SBA PPP loans	—	57
Total non-accrual loans (1)	6,235	7,631

OREO	—	—

TDRs: (1) (2)
Commercial real estate	—	—
Residential first mortgages	—	—
Residential rentals	—	—
Construction and land development	—	—
Home equity and second mortgages	—	—
Commercial loans	—	—
Consumer loans	—	—
Commercial equipment	438	447
U.S. SBA PPP loans	—	—
Total TDRs	438	447
Total Accrual TDRs	438	447

Total non-accrual loans, OREO and Accrual TDRs	$6,673	$8,078

Interest income due at stated rates, but not recognized on non-accruals	$23	$102
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
Non-performing assets, which consist of OREO, non-accrual loans and TDRs, decreased $1.4 million from $8.1 million at December 31, 2021 to $6.7 million at June 30, 2022.
Non-accrual loans and OREO to total portfolio loans and OREO decreased 10 basis points from 0.48% at December 31, 2021 to 0.38% at June 30, 2022. Non-accrual loans, OREO and TDRs to total assets decreased six basis points from 0.35% at December 31, 2021 to 0.29% at June 30, 2022.
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

At June 30, 2022, there were $6.1 million (98.0%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.3 million. Delinquent non-accrual loans were $0.1 million (2.0%) of with no specific reserves at June 30, 2022. At December 31, 2021, there were $6.3 million (83.7%) of non-accrual loans current with all payments of principal and interest with no impairment and $1.2 million (16.3%) of delinquent non-accrual loans with a total of zero specifically reserved. There were no non-accrual TDRs at June 30, 2022. Non-accrual loans at December 31, 2021 included zero TDRs. These loans were classified solely as non-accrual for the calculation of financial ratios.
Other Real Estate Owned
There were no OREO balances at June 30, 2022 and at December 31, 2021. For additional information on OREO, refer to Note 5 of the Consolidated Financial Statements.
LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Deposits
Non-interest-bearing deposits	$635,649	$445,778	$189,871	42.6%
Interest-bearing deposits	1,449,727	1,610,386	(160,659)	(10.0)%
Total deposits	2,085,376	2,056,164	29,212	1.4%
Long-term debt	—	12,231	(12,231)	(100.0)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,538	19,510	28	—%
Lease liabilities - operating leases	6,372	6,343	29	0.5%
Accrued expenses and other liabilities	15,357	12,925	2,432	18.8%
Total Liabilities	$2,138,643	$2,119,173	$19,470	0.9%
Funding
The Bank uses retail deposits and wholesale funding. Wholesale funding includes short-term borrowings, long-term debt and brokered deposits. Retail deposits continue to be the most significant source of funds totaling $2,060.4 million or 98.8% of funding at June 30, 2022 compared to $2,048.2 million or 99.0% of funding at December 31, 2021. Wholesale funding, which consists of FHLB advances and brokered deposits, was $25.0 million or 1.2% of funding at June 30, 2022 compared to $20.2 million or 1.0% of funding at December 31, 2021.
In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at June 30, 2022 and December 31, 2021.
The following is a breakdown of the Company’s deposit portfolio at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$635,649	30.48%	$445,778	21.68%
Interest-bearing:
Demand	635,344	30.47%	790,481	38.45%
Money market deposits	380,712	18.26%	372,717	18.13%
Savings	119,363	5.72%	119,767	5.82%
Certificates of deposit	314,308	15.07%	327,421	15.92%
Total interest-bearing	1,449,727	69.52%	1,610,386	78.32%

Total Deposits	$2,085,376	100.00%	$2,056,164	100.00%

Transaction accounts	$1,771,068	84.93%	$1,728,743	84.08%
Total deposits increased $29.2 million or 1.42% (2.8% annualized) at June 30, 2022 compared to December 31, 2021. The increase reflects a $42.3 million increase to transaction deposits offsetting a $13.1 million decrease to time deposits. During the first six months of 2022, non-interest-bearing demand deposits increased $189.9 million to $635.6 million at June 30, 2022, representing 30.5% of deposits, compared to 21.7% of deposits at December 31, 2021. The Company's business development efforts continue to focus on increasing non-interest bearing and lower cost transaction accounts. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at June 30, 2022 were $71.7 million compared to $65.7 million at December 31, 2021. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.
STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Common Stock at par of $0.01	$56	$57	$(1)	(1.75)%
Additional paid in capital	97,455	96,896	559	0.58%
Retained earnings	119,523	113,448	6,075	5.35%
Accumulated other comprehensive loss	(31,847)	(1,952)	(29,895)	1,531.51%
Unearned ESOP shares	(316)	(316)	—	—%
Total Stockholders’ Equity	$184,871	$208,133	$(23,262)	(11.18)%
Total stockholders’ equity decreased $23.3 million during the six months ended June 30, 2022. Equity increased due to net income of $13.1 million and net stock related activities in connection with stock-based compensation and ESOP activity of $0.5 million. The decrease in equity was primarily due to an increase of $29.9 million in accumulated other comprehensive loss ("AOCL") in the Bank's AFS securities portfolio due to changes in market interest rates. In addition, equity decreased for common dividends paid of $1.9 million, stock repurchases of $3.0 million and $2.0 million for the adoption of the CECL accounting standard on January 1, 2022. On May 25, 2022, the Company announced a quarterly cash dividend of $0.175 per share of common stock. The dividend was paid on or about July 26, 2022 to stockholders of record as of the close of business on July 12, 2022.
The Company had a book value per common share of $32.72 and $36.40, at June 30, 2022 and December 31, 2021, respectively. Tangible book value at June 30, 2022 and December 31, 2021 was $30.66 and $34.32. The Company's common equity to assets ratio decreased to 7.96% at June 30, 2022 from 8.94% at December 31, 2021. The Company’s ratio of TCE to tangible assets decreased to 7.49% at June 30, 2022 from 8.48% at December 31, 2021 (see Non-GAAP reconciliation schedules). The decrease in the TCE ratio was due primarily to increased unrealized losses in the Bank's AFS investment portfolio.
In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at June 30, 2022 with a Tier 1 capital to average assets ("leverage ratio") of 9.42% at June 30, 2022 compared to 9.23% at December 31, 2021.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of June 30, 2022 and December 31, 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of June 30, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At June 30, 2022 and December 31, 2021, the Bank had $90.1 million and $64.4 million, respectively, in loan commitments outstanding. In addition, at June 30, 2022 and December 31, 2021, the Bank had $19.9 million and $22.0 million, respectively, in letters of credit and approximately $240.2 million and $241.7 million, respectively, available under lines of credit. Certificates of deposit due within one year of June 30, 2022 and December 31, 2021 totaled $254.1 million, or 80.85% and $256.9 million, or 78.45%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage due to current inflationary pressures and the possibility of a recession. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas, our level of borrowed funds could increase.
At June 30, 2022, the Company had on-balance sheet liquidity of $88.1 million in cash and cash equivalents. At June 30, 2022, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $586.4 million at June 30, 2022.

Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt may consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. As of June 30, 2022, the Bank has no FHLB long-term debt outstanding. The Bank has also established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks.
The decrease in equity of $23.3 million during the six months ended June 30, 2022 was primarily due to an increase of $29.9 million in AOCL in the Bank's AFS securities portfolio due to changes in market interest rates. The Company intends and has the ability to hold AFS securities with unrealized losses until maturity or interest rates decrease. Management believe there is adequate available liquidity with available lines of credit and cash to fund operational needs.
For additional information on these agreements, including collateral, see Note 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2021.
The Company’s net loan to deposit ratio increased from 77.2% at December 31, 2021 and to 78.5% at June 30, 2022. The Company intends to use available on-balance sheet liquidity to fund loans and limit the use of wholesale funding.
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
During the six months ended June 30, 2022, all financing activities provided $12.0 million in cash compared to $156.8 million in cash for the same period in 2021. Cash from financing activities decreased $144.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to decreased deposit growth of $133.3 million and increase in dividends paid and repurchases of common stock.
During the six months ended June 30, 2022 all investing activities used $83.0 million in cash compared to $114.1 million in cash used for the same period in 2021. The decrease in cash used was primarily the result of purchases of investment securities which decreased $84.5 million from $142.2 million for the six months ended June 30, 2021 to $57.7 million for the six months ended June 30, 2022. Cash used increased $42.3 million as cash used for loan activities for the six months ended June 30, 2022 increased over the prior year comparable period. In addition, cash used decreased $10.6 million as total proceeds from the sales and principal payments of available for sale securities for the six months ended June 30, 2022 decreased over the prior year comparable period.
Operating activities provided cash of $19.4 million, or $0.3 million more cash, for the six months ended June 30, 2022, compared to $19.1 million of cash provided for the same period of 2021.
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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At June 30, 2022 and December 31, 2021, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. In the second quarter of 2022 the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at June 30, 2022, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

June 30, 2022	1.60%	1.55%	(6.23)%
March 31, 2022	(1.83)%	(0.84)%	(5.95)%
December 31, 2021	(1.54)%	(0.74)%	(1.13)%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

June 30, 2022	10.34%	6.82%	(11.88)%
March 31, 2022	13.66%	9.28%	(16.40)%
December 31, 2021	24.45%	15.16%	(25.07)%
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
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. On July 15, 2021, the Company announced that it had completed the repurchase of the $7.0 million of shares of the Company’s common stock that it was originally authorized to repurchase under the 2020 repurchase plan. On December 9, 2021, the Company announced that its Board of Directors authorized the Company to continue repurchasing shares of the Company’s common stock under the October 2020 repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. As of June 30, 2022, 13,647 shares were available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended June 30, 2022.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	38,017	$39.43	38,017	13,647
May 1-31, 2022	—	$—	—	13,647
June 1-30, 2022	—	$—	—	13,647
Total	38,017	$39.43	38,017	13,647
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

16.1	Letter of FORVIS, LLP dated June 6, 2022 to the SEC (Incorporated by reference to Exhibit 16.1 to the Form 8-K filed on June 6, 2022).
31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language):
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

THE COMMUNITY FINANCIAL CORPORATION

Date: August 3, 2022	By:	/s/ William J. Pasenelli
William J. Pasenelli
Chief Executive Officer

Date: August 3, 2022	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer