Form 10-Q
period 2022-09-30
COMMUNITY FINANCIAL CORP /MD/
filed 2022-11-07
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of October 31, 2022, the registrant had 5,645,749 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words or phrases such as “is optimistic,” “project,” “believe,” “expect,” “anticipate,” “estimate,” “assume” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation: (i) those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for credit losses, the level of credit losses from lending, liquidity levels, capital levels, or future financial or business performance strategies or expectations; (ii) any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaken or that we undertake in the future; (iii) plans and cost savings regarding branch closings or consolidation; (iv) projections related to certain financial metrics, including with respect to the quarterly expense run rate; (v) expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and (vi) any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein.

Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: (i) risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; (ii) the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates); (iii) the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environments; (iv) assumptions that interest-earning assets will reprice faster than interest-bearing liabilities and the Bank’s ability to maintain its current favorable funding mix; (v) the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future may or may not be realized within the expected time frames; (vi) the impact of our adoption of the CECL standard; (vii) limitations on our ability to declare and pay dividends or engage in share repurchases; (viii) changes in the Company's or the Bank's strategy, costs or difficulties related to integration matters might be greater than expected; (ix) availability of and costs associated with obtaining adequate and timely sources of liquidity; (x) the ability to maintain credit quality; (xi) general economic trends and conditions, including inflation and its impacts; (xii) changes in interest rates; (xiii) loss of deposits and loan demand to other financial institutions; (xiv) substantial changes in financial markets; (xv) changes in real estate value and the real estate market; (xxi) regulatory changes; (xvii) the impact of government shutdowns or sequestration; (xviii) the possibility of unforeseen events affecting the industry generally; (xix) the uncertainties associated with newly developed or acquired operations; (xx) the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future; (xxi) market disruptions and other effects of terrorist activities; and (xxii) the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2021, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$18,008	$108,990
Federal funds sold	20,325	—
Interest-bearing deposits with banks	14,970	30,664
Securities available for sale ("AFS"), at fair value	464,502	497,839
Equity securities carried at fair value through income	4,254	4,772
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	1,226	1,472
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	1,211	26,398
Portfolio loans receivable net of allowance for credit losses of $22,027 and $18,417	1,721,250	1,560,393
Net loans	1,722,461	1,586,791
Goodwill	10,835	10,835
Premises and equipment, net	21,626	21,427
Accrued interest receivable	6,791	5,588
Investment in bank owned life insurance	39,583	38,932
Core deposit intangible	725	1,032
Net deferred tax assets	24,755	9,033
Right of use assets - operating leases	6,022	6,124
Other assets	3,331	3,600
Total Assets	$2,359,621	$2,327,306
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$647,432	$445,778
Interest-bearing deposits	1,479,125	1,610,386
Total deposits	2,126,557	2,056,164
Long-term debt	—	12,231
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,552	19,510
Lease liabilities - operating leases	6,288	6,343
Accrued expenses and other liabilities	16,070	12,925
Total Liabilities	2,180,467	2,119,173

Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,644,186 and 5,718,528 shares, respectively	56	57
Additional paid in capital	97,712	96,896
Retained earnings	125,608	113,448
Accumulated other comprehensive losses	(43,906)	(1,952)
Unearned ESOP shares	(316)	(316)
Total Stockholders’ Equity	179,154	208,133
Total Liabilities and Stockholders’ Equity	$2,359,621	$2,327,306
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest and Dividend Income
Loans, including fees	$18,735	$16,342	$51,117	$49,254
Interest and dividends on investment securities	2,454	1,296	6,044	3,461
Interest on deposits with banks	156	21	294	66
Total Interest and Dividend Income	21,345	17,659	57,455	52,781
Interest Expense
Deposits	1,850	594	3,182	2,036
Short-term borrowings	52	—	68	—
Long-term debt	386	456	1,111	1,192
Total Interest Expense	2,288	1,050	4,361	3,228
Net Interest Income	19,057	16,609	53,094	49,553
Provision for credit losses	694	—	1,569	586
Provision for unfunded commitments	6	—	1	—
Net Interest Income After Provision For Credit Losses	18,357	16,609	51,524	48,967
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	65	29	285	271
Gain on sale of assets	—		—	68
Net gains on sale of investment securities	—	—	—	586
Unrealized losses on equity securities	(187)	(22)	(564)	(94)
Income from bank owned life insurance	220	220	651	652
Service charges	1,130	987	3,164	3,066
Referral fee income	—	176	361	1,248
Net gains (losses) on sale of loans originated for sale	1	30	(2)	30
Gains (losses) on sale of loans	—	—	209	(191)
Total Noninterest Income	1,229	1,400	4,104	5,616
Noninterest Expense
Compensation and benefits	5,116	5,650	15,222	15,770
Occupancy expense	826	731	2,378	2,180
Advertising	149	145	372	372
Data processing expense	1,062	840	3,077	2,766
Professional fees	923	676	2,499	1,920
Depreciation of premises and equipment	177	137	476	419
FDIC Insurance	160	120	516	512
OREO valuation allowance and expenses	—	20	6	689
Core deposit intangible amortization	97	121	308	380
Fraud losses	37	132	107	1,243
Other expenses	1,079	875	3,083	2,722
Total Noninterest Expense	9,626	9,447	28,044	28,973
Income before income taxes	9,960	8,562	27,584	25,610
Income tax expense	2,380	2,158	6,882	6,475
Net Income	$7,580	$6,404	$20,702	$19,135
Earnings Per Common Share
Basic	$1.34	$1.12	$3.66	$3.29
Diluted	$1.34	$1.12	$3.65	$3.29
Cash dividends paid per common share	$0.175	$0.150	$0.525	$0.425
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$7,580	$6,404	$20,702	$19,135
Net unrealized holding losses arising during period, net of tax benefits of $(4,250) and $(1,083), and $(14,787) and $(1,744), respectively.	(12,059)	(3,072)	(41,954)	(4,946)
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $0, and $0 and $153, respectively.	—	—	—	433
Comprehensive (Loss) Income	$(4,479)	$3,332	$(21,252)	$14,622
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended September 30, 2022 and 2021

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance at June 30, 2022	$56	$97,455	$119,523	$(31,847)	$(316)	$184,871
Net Income	—	—	7,580	—	—	7,580
Unrealized holding loss on investment securities, net of tax $(4,250)	—	—	—	(12,059)	—	(12,059)
Cash dividend at $0.175 per common share	—	—	(935)	—	—	(935)
Dividend reinvestment	—	54	(54)	—	—	—
Net change in fair market value above cost of leveraged ESOP shares released	—	2	—	—	—	2
Repurchase of common stock		—	(506)	—	—	(506)
Stock based compensation	—	201	—	—	—	201
Balance at September 30, 2022	$56	$97,712	$125,608	$(43,906)	$(316)	$179,154

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at June 30, 2021	$58	$96,411	$104,889	$3,063	$(459)	$203,962
Net Income	—	—	6,404	—	—	6,404
Unrealized holding loss on investment securities, net of tax $(1,083)	—	—	—	(3,072)	—	(3,072)
Cash dividend at $0.150 per common share	—	—	(812)	—	—	(812)
Dividend reinvestment	—	45	(45)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	2	—	—	—	2
Repurchase of common stock	(1)	—	(2,546)	—	—	(2,547)
Stock based compensation	—	191	—	—	—	191
Balance at September 30, 2021	$57	$96,649	$107,890	$(9)	$(459)	$204,128
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2022 and 2021

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance at January 1, 2022	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(2,006)	—	—	(2,006)
Net Income	—	—	20,702	—	—	20,702
Unrealized holding loss on investment securities net of tax $(14,787)	—	—	—	(41,954)	—	(41,954)
Cash dividend at $0.525 per common share	—	—	(2,823)	—	—	(2,823)
Dividend reinvestment	—	159	(159)	—	—	—
Net change in fair market value above cost of leveraged ESOP shares released	—	11	—	—	—	11
Repurchase of common stock	(1)	—	(3,554)	—	—	(3,555)
Stock based compensation	—	646	—	—	—	646
Balance at September 30, 2022	$56	$97,712	$125,608	$(43,906)	$(316)	$179,154

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	19,135	—	—	19,135
Unrealized holding loss on investment securities net of tax $(1,591)	—	—	—	(4,513)	—	(4,513)
Cash dividend at $0.425 per common share	—	—	(2,355)	—	—	(2,355)
Dividend reinvestment	—	125	(125)	—	—	—
Net change in fair market value over cost of leveraged ESOP shares released	—	(2)	—	—	—	(2)
Repurchase of common stock	(2)	—	(6,709)	—	—	(6,711)
Stock based compensation	—	561	—			561
Balance at September 30, 2021	$57	$96,649	$107,890	$(9)	$(459)	$204,128
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021

Cash Flows from Operating Activities
Net income	$20,702	$19,135
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,569	586
Provision for unfunded commitments	1	—
Depreciation and amortization	1,165	1,150
Provision for loss on premises held for sale	—	20
Loans originated for resale	(1,800)	(1,479)
Proceeds from sale of loans originated for sale	1,838	1,514
Net losses (gains) on sale of loans held for sale	2	(30)
(Gains) losses on sale of loans	(209)	191
Net gains on the sale of OREO	—	(16)
Gains on sales of investment securities	—	(586)
Unrealized losses on equity securities	564	94
Gains on sale of assets	—	(68)
Net amortization of premium/discount on investment securities	2,148	636
Net accretion of merger accounting adjustments	(168)	(256)
Net amortization of debt issuance costs	42	(30)
Amortization of core deposit intangible	308	380
Amortization of right of use asset	288	304
Net change in right of use assets and lease liabilities	(241)	(302)
Increase in OREO valuation allowance	—	641
Increase in cash surrender value of bank owned life insurance	(651)	(652)
(Decrease) increase in deferred income tax benefit	(237)	710
(Increase) decrease in accrued interest receivable	(1,203)	2,672
Stock based compensation	646	561
Net change in fair market value above (below) cost of leveraged ESOP shares released	11	(2)
(Increase) decrease in net deferred loan costs	(441)	2,324
Increase in accrued expenses and other liabilities	2,927	3,886
Decrease (increase) in other assets	269	(917)
Net Cash Provided by Operating Activities	27,530	30,466

Cash Flows from Investing Activities
Purchase of AFS investment securities	(69,078)	(265,704)
Proceeds from redemption or principal payments of AFS investment securities	43,480	36,408
Proceeds from sale of AFS investment securities	—	12,540
Net decrease of FHLB stock	246	1,305
Net change in loans	(142,537)	9,617
Purchase of premises and equipment	(1,364)	(2,264)
Proceeds from sale of OREO	—	947
Proceeds from sale of loans	3,588	11,965
Proceeds from disposal of asset	—	12
Net Cash Used in Investing Activities	(165,665)	(195,174)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$70,393	$259,005
Payments of long-term debt	(12,231)	(15,053)
Dividends paid	(2,823)	(2,355)
Repurchase of common stock	(3,555)	(6,711)
Net Cash Provided by Financing Activities	51,784	234,886
(Decrease) increase in Cash and Cash Equivalents	(86,351)	70,178

Cash and Cash Equivalents - January 1	139,654	77,065
Cash and Cash Equivalents - September 30	$53,303	$147,243

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$4,138	$3,205
Income taxes	$6,239	$6,278

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$355	$164

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cumulative effect adjustment for adoption of ASU 2016-13	$2,006	$—
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
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2021 have been derived from audited Consolidated Financial Statements. The Company’s accounting policies are disclosed in Note 1 to the 2021 Consolidated Financial Statements. The adoption on January 1, 2022 of the new Current Expected Credit Loss ("CECL") accounting standard is described below. The results of operations for the nine months September 30, 2022 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), real estate acquired in the settlement of loans ("OREO"), fair value of financial instruments, fair value of assets acquired, and liabilities assumed in a business combination, evaluating potential credit losses of investment securities and valuation of deferred tax assets.

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
The Bank uses a range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, inflation, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, or reduce the estimated value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
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
In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a corresponding allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment. As of September 30, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 Investment Securities for more information.
The Bank elected as allowed under ASU No. 2016-13 to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. AFS debt securities are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. The majority of AFS debt securities as of September 30, 2022 and December 31, 2021 were issued by Government Sponsored Enterprises (“GSEs”) and U.S. agencies. As such, an allowance for credit losses is not considered necessary.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
Adopted New Accounting Standard
ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the existing “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, HTM securities, loan commitments, and financial guarantees. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses. The ASU also simplifies the accounting model for Purchased Credit Impaired (“PCI”) debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).
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
ASU Update 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU Update 2022-02 eliminates the TDR recognition and measurement guidance and, instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclosure current-period gross write-offs by year of origination for financing receivables and net investment in leases. Entities have the option to apply a modified retrospective transition method for TDRs. The disclosure amendments in the Update 2022-02 will be applied prospectively. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.

NOTE 2 – INVESTMENT SECURITIES
Amortized cost and fair values of investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$128,493	$13	$13,770	$114,736
Residential Collateralized Mortgage Obligations ("CMOs")	181,433	13	16,579	164,867
U.S. Agency	14,601	—	2,375	12,226
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	9,363	—	260	9,103
Student Loan Trust ABSs	50,315	103	1,879	48,539
Municipal bonds	99,846	—	20,982	78,864
Corporate bonds	3,000	—	391	2,609
U.S. government obligations	36,831	—	3,273	33,558
Total AFS Securities	$523,882	$129	$59,509	$464,502

Equity securities carried at fair value through income
CRA investment fund	$4,254	$—	$—	$4,254

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$528,343	$129	$59,509	$468,963

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$121,125	$1,057	$2,266	$119,916
Residential CMOs	198,780	710	2,367	197,123
U.S. Agency	14,433	11	140	14,304
Asset-backed securities issued by Others:
Residential CMOs	220	5	4	221
Student Loan Trust ABSs	56,422	438	286	56,574
Municipal bonds	92,556	1,169	884	92,841
U.S. government obligations	16,942	—	82	16,860
Total AFS Securities	$500,478	$3,390	$6,029	$497,839

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$—	$4,772

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$505,457	$3,390	$6,029	$502,818

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AFS debt securities, AIR totaled $1.6 million and $1.1 million as of September 30, 2022, and December 31, 2021, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.
At September 30, 2022 and December 31, 2021, securities with an amortized cost of $55.6 million and $50.9 million were pledged to secure certain customer deposits.
During the quarter ended September 30, 2022, the Company did not sell any securities. During the year ended December 31, 2021, the Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million.
Management does not believe that the AFS debt securities in an unrealized loss position as of September 30, 2022 have credit loss impairment. As of September 30, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also performed credit reviews on municipal bonds issued by States and Political Subdivisions and asset backed securities issued by Student Loan Trust. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at September 30, 2022, and December 31, 2021 were as follows:

September 30, 2022	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$69,403	$6,302	$220,175	$26,422	$289,578	$32,724
Asset-backed securities issued by Others	5,937	244	149	16	6,086	260
Student Loan Trust ABSs	6,536	1,000	34,823	879	41,359	1,879
Municipal bonds	38,786	8,927	40,078	12,055	78,864	20,982
Corporate bonds	2,609	391	—	—	2,609	391
U.S. government obligations	18,656	1,232	14,902	2,041	33,558	3,273
	$141,927	$18,096	$310,127	$41,413	$452,054	$59,509

December 31, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$205,891	$3,997	$41,327	$776	$247,218	$4,773
Asset-backed securities issued by Others	—	—	57	4	57	4
Student Loan Trust ABSs	21,640	281	2,226	5	23,866	286
Municipal bonds	47,314	776	6,696	108	54,010	884
U.S. government obligations	14,860	82	1,999	—	16,859	82
	$289,705	$5,136	$52,305	$893	$342,010	$6,029

Maturities
The amortized cost and estimated fair value of debt securities at September 30, 2022, and December 31, 2021 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$35,730	$31,680	$36,859	$36,665
Over one year through five years	137,433	121,856	121,308	120,668
Over five years through ten years	219,912	194,986	191,166	190,158
After ten years	130,807	115,980	151,145	150,348
Total AFS securities	$523,882	$464,502	$500,478	$497,839

NOTE 3 – LOANS
Portfolio loans, net of deferred costs and fees, are summarized by type as follows at September 30, 2022:

	September 30, 2022
(dollars in thousands)	Total	% of Total Loans
Portfolio Loans:
Commercial real estate	$1,202,660	68.98%
Residential first mortgages	83,081	4.77%
Residential rentals	282,365	16.20%
Construction and land development	23,197	1.33%
Home equity and second mortgages	26,054	1.49%
Commercial loans	41,615	2.39%
Consumer loans	5,754	0.33%
Commercial equipment	78,551	4.51%
Total portfolio loans (1)	1,743,277	100.00%
Less: Allowance for Credit Losses	(22,027)	(1.26)%
Total net portfolio loans	1,721,250
U.S. SBA PPP loans (1)	1,211
Total net loans	$1,722,461

Portfolio loans are summarized by type as follows at December 31, 2021:
Portfolio Loans:	December 31, 2021
Commercial real estate	$1,115,485	70.66%
Residential first mortgages	91,120	5.77%
Residential rentals	195,035	12.35%
Construction and land development	35,590	2.25%
Home equity and second mortgages	25,638	1.62%
Commercial loans	50,574	3.20%
Consumer loans	3,002	0.19%
Commercial equipment	62,499	3.96%
Gross portfolio loans (1)	1,578,943	100.00%
Adjustments:
Net deferred costs	(133)	(0.01)%
Allowance for loan losses	(18,417)	(1.17)%
	(18,550)
Net portfolio loans	1,560,393

Gross U.S. SBA PPP loans (1)	27,276
Net deferred fees	(878)
Net U.S. SBA PPP Loans	26,398
Total net loans	$1,586,791

Total gross loans	$1,606,219
(1)Excludes accrued interest receivable of $5.2 million and $4.5 million, at September 30, 2022 and December 31, 2021, respectively.
The Company has segregated its loans into portfolio loans and U.S. SBA PPP loans at December 31, 2021.

Deferred Costs/Fees
Portfolio net deferred fees of $1.4 million at September 30, 2022 included deferred fees paid by customers of $5.6 million offset by deferred costs of $4.2 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs in accordance with ASC 310-20. Net deferred loan fees of $0.1 million at December 31, 2021 included deferred fees paid by customers of $4.1 million offset by deferred costs of $4.0 million.
U.S. SBA PPP loan net deferred fees of $41,000 at September 30, 2022 included deferred fees paid by the U.S. SBA of $44,000 partially offset by deferred costs of $3,000. U.S. SBA PPP net deferred loan fees of $0.2 million at December 31, 2021 included deferred fees paid by the SBA of $0.2 million offset by deferred costs of $18,000. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each U.S. SBA PPP loan. Net deferred fees include fees received by participant banks for each U.S. SBA PPP loan underwritten and funded net of costs incurred to underwrite the loans. Net deferred fees will be recognized in income when the U.S. SBA PPP loan is forgiven or paid.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At September 30, 2022 and December 31, 2021, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 7.5% and 6.5% of the CRE portfolio at September 30, 2022 and December 31, 2021, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $13.4 million or 0.8% of total portfolio loans of $1.7 billion at September 30, 2022 compared to $18.9 million or 1.2% of total gross portfolio loans of $1.6 billion at December 31, 2021.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of September 30, 2022 and December 31, 2021, the Bank serviced $20.0 million and $20.9 million, respectively, in residential mortgage loans for others.
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

Loans
Non-accrual loans as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Total Nonaccrual Loans
Commercial real estate	$4,577	$84	$4,661
Residential rentals	1,153	—	1,153
Home equity and second mortgages	240	—	240
Commercial loans	—	25	25
Commercial equipment	211	—	211
Total	$6,181	$109	$6,290

Interest Income on Nonaccrual Loans	$63	$—	$63

	September 30, 2022
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,661	$4,661
Residential rentals	454	699	1,153
Home equity and second mortgages	124	116	240
Commercial loans	—	25	25
Commercial equipment	—	211	211
	$578	$5,712	$6,290

	December 31, 2021
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,890	$4,890
Residential first mortgages	450	—	450
Residential rentals	252	690	942
Home equity and second mortgages	202	399	601
Commercial equipment	—	691	691
U.S. SBA PPP loans	57	—	57
	$961	$6,670	$7,631
Non-accrual loans decreased $1.3 million from $7.6 million or 0.48% of total loans at December 31, 2021 to $6.3 million or 0.36% of total loans at September 30, 2022. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.
At December 31, 2021, there were $6.7 million (87%) of non-accrual loans were current with all payments of principal and interest with no impairment and $1.0 million (13%) of non-accrual loans were delinquent with specific valuation reserves of $0.3 million.
Non-accrual loans at September 30, 2022 and December 31, 2021 included no delinquent TDRs. Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $6.2 million and $7.4 million at September 30, 2022 and December 31, 2021, respectively. Interest due but not recognized on these balances at September 30, 2022 and December 31, 2021 was $36,000 and $0.1 million, respectively. Non-accrual loans with a specific allowance for impairment amounted to $0.1 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively. Interest due but not recognized on these balances at September 30, 2022 and December 31, 2021 was $1,000 and $1,000, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of days past due ("DPD") loans as of September 30, 2022 follows:

	September 30, 2022
(dollars in thousands)	31-60 DPD	61-89 DPD	90 DPD and Still Accruing	90 DPD and Not Accruing	Total Past Due	Current Non-Accrual Loans	Current Accrual Loans	Total Loans
Commercial real estate	$—	$—	$—	$—	$—	$4,661	$1,197,999	$1,202,660
Residential first mortgages	—	—	—	—	—	—	83,081	83,081
Residential rentals	32	181	—	273	486	699	281,180	282,365
Construction and land development	—	—	—	—	—	—	23,197	23,197
Home equity and second mortgages	204	—	—	124	328	116	25,610	26,054
Commercial loans	—	—	—	—	—	25	41,590	41,615
Consumer loans	19	5	31	—	55	—	5,699	5,754
Commercial equipment	—	—	—	—	—	211	78,340	78,551
U.S. SBA PPP	272	—	—	—	272	—	939	1,211
Total Loans	$527	$186	$31	$397	$1,141	$5,712	$1,737,635	$1,744,488
Loan delinquency (total past due) decreased $0.3 million from $1.4 million, or 0.09% of loans, at December 31, 2021 to $1.1 million, or 0.07% of loans, at September 30, 2022.
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
Allowance for Credit Losses ("ACL")
The following tables detail activity in the ACL at and for the three and nine months ended September 30, 2022 and 2021. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	September 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$16,833	$—	$—	$203	$17,036
Residential first mortgages	255	—	14	(32)	237
Residential rentals	1,660	—	—	885	2,545
Construction and land development	166	—	—	31	197
Home equity and second mortgages	143	—	—	(1)	142
Commercial loans	238	(49)	1	64	254
Consumer loans	132	(14)	—	24	142
Commercial equipment	1,977	(29)	6	(480)	1,474
	$21,404	$(92)	$21	$694	$22,027

Three Months Ended	September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,918	$(491)	$4	$(12)	$13,419
Residential first mortgages	847	—	—	65	912
Residential rentals	1,186	—	—	614	1,800
Construction and land development	332	—	—	36	368
Home equity and second mortgages	242	—	1	6	249
Commercial loans	1,113	—	529	(733)	909
Consumer loans	28	—	—	14	42
Commercial equipment	798	—	20	10	828
	$18,464	$(491)	$554	$—	$18,527

Purchase Credit Impaired**	$52	$—	$—	$—	$52

Nine Months Ended	September 30, 2022
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,095	$3,734	$(280)	$—	$487	$17,036
Residential first mortgages	1,002	(679)	(111)	14	11	237
Residential rentals	2,175	(586)	—	—	956	2,545
Construction and land development	260	(82)	—	—	19	197
Home equity and second mortgages	274	(86)	—	1	(47)	142
Commercial loans	582	(290)	(99)	2	59	254
Consumer loans	58	2	(20)	—	102	142
Commercial equipment	971	483	(29)	67	(18)	1,474
	$18,417	$2,496	$(539)	$84	$1,569	$22,027
_______________________________________
**There is no allowance for credit loss on the SBA PPP portfolios. A more detailed roll forward schedule will be presented if an allowance is required.

Nine Months Ended	September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,739)	$6	$1,408	$13,419
Residential first mortgages	1,305	(142)	—	(251)	912
Residential rentals	1,413	(46)	—	433	1,800
Construction and land development	401	—	—	(33)	368
Home equity and second mortgages	261	—	4	(16)	249
Commercial loans	1,222	(76)	539	(776)	909
Consumer loans	20	—	—	22	42
Commercial equipment	1,058	(34)	57	(253)	828
	$19,424	$(2,037)	$606	$534	$18,527

Purchase Credit Impaired**	$—	$—	$—	$52	$52
_______________________________________
**There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed roll forward schedule will be presented if an allowance is required.
The following table presents the amortized cost basis of collateral-dependent loans by class of loans.

	September 30, 2022
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial real estate	$—	$4,660
Residential first mortgages	—	—
Residential rentals	—	972
Home equity and second mortgages	—	240
Commercial loans	25	—
Commercial equipment	645	—
Total	$670	$5,872

Credit Quality Indicators
Credit quality indicators as of September 30, 2022 were as follows:
Credit Risk Profile by Internally Assigned Grade
The risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total

Commercial Real Estate
Pass	$335,465	$74,482	$107,720	$188,070	$282,781	$187,151	$—	$1,175,669
Watch	5,588	4,216	—	5,567	—	6,960	—	22,331
Special Mention	—	—	—	—	—	—	—	—
Substandard	808	—	2,999	—	853	—	—	4,660
Total	$341,861	$78,698	$110,719	$193,637	$283,634	$194,111	$—	$1,202,660

Residential Rentals
Pass	$45,188	$4,495	$21,141	$42,263	$65,468	$102,838	$—	$281,393
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	972	—	—	—	—	—	—	972
Total	$46,160	$4,495	$21,141	$42,263	$65,468	$102,838	$—	$282,365

Construction and Land Development
Pass	$4,550	$8,987	$5,094	$1,399	$2,529	$638	$—	$23,197
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$4,550	$8,987	$5,094	$1,399	$2,529	$638	$—	$23,197

Commercial Loans
Pass	$23,516	$2,628	$2,708	$1,868	$7,792	$3,078	$—	$41,590
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	25	—	—	—	25
Total	$23,516	$2,628	$2,708	$1,893	$7,792	$3,078	$—	$41,615

Commercial Equipment
Pass	$8,737	$5,363	$15,519	$7,995	$13,290	$27,100	$—	$78,004
Watch	—	175	—	—	—	—	—	175
Special Mention	—	—	160	—	—	—	—	160
Substandard	—	—	212	—	—	—	—	212
Total	$8,737	$5,538	$15,891	$7,995	$13,290	$27,100	$—	$78,551

Total loans by risk category	$424,824	$100,346	$155,553	$247,187	$372,713	$327,765	$—	$1,628,388

Loans evaluated by performance category are as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total

Residential First Mortgages
Performing	$39,498	$3,891	$19,542	$8,577	$5,279	$6,294	$—	$83,081
Non-performing	—	—	—	—	—	—	—	—
Total	$39,498	$3,891	$19,542	$8,577	$5,279	$6,294	$—	$83,081

Home Equity and Second Mortgages
Performing	$15,900	$1,383	$933	$1,384	$3,881	$2,474	$—	$25,955
Non-performing	99	—	—	—	—	—	—	99
Total	$15,999	$1,383	$933	$1,384	$3,881	$2,474	$—	$26,054

Consumer Loans
Performing	$42	$3	$108	$139	$678	$850	$3,903	$5,723
Non-performing	—		—				31	31
Total	$42	$3	$108	$139	$678	$850	$3,934	$5,754

U.S. SBA PPP Loans
Performing	$—	$—	$—	$—	$1,211	$—	$—	$1,211
Non-performing	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,211	$—	$—	$1,211

Total loans evaluated by performing status	$55,539	$5,277	$20,583	$10,100	$11,049	$9,618	$3,934	$116,100

Total Recorded Investment	$480,363	$105,623	$176,136	$257,287	$383,762	$337,383	$3,934	$1,744,488
Credit quality indicators as of December 31, 2021 were as follows:

	Commercial Real Estate	Construction and Land Development	Residential Rentals
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—
Pass	1,111,857	35,590	194,093
Special mention	—	—	—
Substandard	3,628	—	942
Doubtful	—	—	—
Loss	—	—	—
Total	$1,115,485	$35,590	$195,035

	Commercial Loans	Commercial Equipment	Total Commercial Portfolios
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—
Pass	50,574	62,326	1,454,440
Special mention	—	—	—
Substandard	—	173	4,743
Doubtful	—	—	—
Loss	—	—	—
Total	$50,574	$62,499	$1,459,183

	Non-Commercial Portfolios **	U.S. SBA PPP Loans	Total Loans Portfolios
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2021
Unrated	$100,403	$27,276	$127,679
Pass	18,889	—	1,473,329
Special mention	—	—	—
Substandard	468	—	5,211
Doubtful	—	—	—
Loss	—	—	—
Total	$119,760	$27,276	$1,606,219
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
TDRs included in the impaired loan schedules above, as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
Commercial equipment	1	$433	1	$447
Total TDRs	1	$433	1	$447
Less: TDRs included in non-accrual loans	—	—	—	—
Total accrual TDR loans	1	$433	1	$447
The Company had no specific reserves on TDRs at September 30, 2022 and at December 31, 2021. During the year ended December 31, 2021, TDR disposals, which included payoffs and refinancing, included three loans totaling $0.1 million. TDR loan principal curtailments were $5,000 and $12,000 for the three and nine months ended September 30, 2022, respectively and $19,000 for the year ended December 31, 2021. There were no TDRs added during the three months ended September 30, 2022 or the year ended December 31, 2021.

Prior to adoption of CECL
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs at December 31, 2021 and September 30, 2021, were as follows:

	December 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$4,994	$4,797	$93	$4,890	$93	$4,866	$254
Residential first mortgages	879	866	—	866	—	874	32
Residential rentals	982	942	—	942	—	959	48
Home equity and second mortgages	626	601	—	601	—	604	14
Commercial equipment	1,200	1,022	173	1,195	173	2,184	99
Total	$8,681	$8,228	$266	$8,494	$266	$9,487	$447

	September 30, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter Average Recorded Investment	Quarter Interest Income Recognized	YTD Average Recorded Investment	YTD Interest Income Recognized
Commercial real estate	$3,205	$2,377	$759	$3,136	$291	$3,146	$25	$3,177	$80
Residential first mortgages	884	872	—	872	—	873	7	878	25
Residential rentals	990	961	—	961	—	961	13	956	38
Home equity and second mortgages	602	580	—	580	—	581	3	583	10
Commercial equipment	490	455	32	487	32	489	5	493	16
Total	$6,171	$5,245	$791	$6,036	$323	$6,050	$53	$6,087	$169

The following tables detail loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at September 30, 2021 and December 31, 2021.

	December 31, 2021				September 30, 2021
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchased Credit Impaired	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchased Credit Impaired	Total
Loan Receivables:
Commercial real estate	$4,890	$1,109,479	$1,116	$1,115,485	$3,136	$1,084,356	$1,144	$1,088,636
Residential first mortgages	866	90,254	—	91,120	872	95,963	—	96,835
Residential rentals	942	194,093	—	195,035	961	171,121	—	172,082
Construction and land development	—	35,590	—	35,590	—	37,139	—	37,139
Home equity and second mortgages	601	25,037	—	25,638	580	25,938	—	26,518
Commercial loans	—	50,574	—	50,574	—	48,327	—	48,327
Consumer loans	—	3,002	—	3,002	—	2,168	—	2,168
Commercial equipment	1,195	61,304	—	62,499	487	60,859	—	61,346
	$8,494	$1,569,333	$1,116	$1,578,943	$6,036	$1,525,871	$1,144	$1,533,051
Allowance for credit losses:
Commercial real estate	$93	$13,002	$—	$13,095	$291	$13,128	$52	$13,471
Residential first mortgages	—	1,002	—	1,002	—	912	—	912
Residential rentals	—	2,175	—	2,175	—	1,800	—	1,800
Construction and land development	—	260	—	260	—	368	—	368
Home equity and second mortgages	—	274	—	274	—	249	—	249
Commercial loans	—	582	—	582	—	909	—	909
Consumer loans	—	58	—	58	—	42	—	42
Commercial equipment	173	798	—	971	32	796	—	828
	$266	$18,151	$—	$18,417	$323	$18,204	$52	$18,579
Purchased Credit-Impaired Loans and Acquired Loans ("PCI")
Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans considering prepayment assumptions and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP upon the adoption of CECL, there was no carryover of a previously established allowance for credit losses from acquisition. A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2021 and the year ended December 31, 2021 follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Year Ended
(dollars in thousands)	2021	2021	December 31, 2021
Accretable yield, beginning of period	$324	$342	$342
Additions	—	—	—
Accretion	(31)	(92)	(117)
Reclassification from nonaccretable difference	15	29	43
Other changes, net	(15)	14	55
Accretable yield, end of period	$293	$293	$323
At December 31, 2021 acquired performing loans, which totaled $41.1 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $1.1 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the three months ended September 30, 2021 there was $0.1 million of accretion interest.

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
______________________________
**Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2022	As of December 31, 2021

Goodwill	$10,835	$10,835

	As of September 30, 2022			As of December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible ("CDI")	$3,590	$(2,865)	$725	$3,590	$(2,558)	$1,032
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2022 is as follows:

(dollars in thousands)
Remainder of 2022	$91
2023	302
2024	205
2025	109
2026	18
$725
At September 30, 2022 the Company had goodwill of $10.8 million or 6.05% of equity and CDI of $0.7 million or 0.40% of equity.
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2021 and concluded that there was no impairment at December 31, 2021. At September 30, 2022, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2021 annual analyses that would indicate that it was more likely than not that goodwill or CDI was impaired.

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

	Nine Months Ended September 30,		Years Ended December 31,
(dollars in thousands)	2022	2021	2021
Balance at beginning of year	$—	$3,109	$3,109
Additions of underlying property	—	—	—
Disposals of underlying property	—	(932)	(1,722)
Valuation allowance	—	(641)	(1,387)
Balance at end of period	$—	$1,536	$—
Expenses applicable to OREO assets included the following.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Valuation allowance	$—	$641
Losses (gains) on dispositions	—	(16)
Operating expenses	6	64
	$6	$689
The Company had $0.1 million in loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2022. There were no loans secured by residential real estate for which formal foreclosure proceedings were in the process as of December 31, 2021.
NOTE 6 – DEPOSITS
Deposits consist of the following:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$647,432	30.45%	$445,778	21.68%
Interest-bearing:
Demand	691,987	32.54%	790,481	38.45%
Money market deposits	371,175	17.45%	372,717	18.13%
Savings	123,564	5.81%	119,767	5.82%
Certificates of deposit	292,399	13.75%	327,421	15.92%
Total interest-bearing	1,479,125	69.55%	1,610,386	78.32%

Total Deposits	$2,126,557	100.00%	$2,056,164	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at September 30, 2022 and December 31, 2021 was $55.1 million and $57.6 million, respectively.
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At September 30, 2022, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $427.7 million which represented 20.1% of total deposits. At December 31, 2021, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $335.6 million which represented 16.3% of total deposits. These concentrations were with local municipal agencies.

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
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right of use asset, net	$6,022	$6,124
Operating lease liability	$6,288	$6,343
Weighted average remaining lease term	15.84 years	17.21 years
Weighted average discount rate	3.50%	3.51%
Remaining lease term - min	4.8 years	6.3 years
Remaining lease term - max	22.0 years	23.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021

Operating lease cost	$157	$146	$454	$489

Cash paid for lease liability	$140	$150	$406	$485
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2022
Lease payments due:
Within one year	$569
After one but within two years	584
After two but within three years	611
After three but within four years	637
After four but within five years	629
After five years	5,375
Total undiscounted cash flows	$8,405
Discount on cash flows	2,117
Total lease liability	$6,288

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
NOTE 9 – SUBORDINATED NOTES
On October 14, 2020, the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three-month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.6 million, which are being amortized over the life of the Notes. The Company recognized amortization expense of $42,000 and $42,000 for the nine months ended September 30, 2022 and 2021, respectively.

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
As of September 30, 2022 and December 31, 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rules. Management believes, as of September 30, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB(1)	The Company		The Bank
(dollars in thousands)		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Common equity		$179,154	$208,133	$207,146	$236,561
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(537)	(766)	(537)	(766)
AOCI losses		43,906	1,952	43,906	1,952
Common Equity Tier 1 Capital		211,688	198,484	239,680	226,912
TRUPs		12,000	12,000	—	—
Tier 1 Capital		223,688	210,484	239,680	226,912
Allowable reserve for credit losses and other Tier 2 adjustments		22,295	18,468	22,295	18,468
Subordinated notes		19,552	19,510	—	—
Tier 2 Capital		$265,535	$248,462	$261,975	$245,380

Risk-Weighted Assets ("RWA")		$1,856,827	$1,665,296	$1,855,483	$1,663,831
Average Assets ("AA")		$2,340,703	$2,281,210	$2,338,751	$2,279,835

Common Tier 1 Capital to RWA	7.00%	11.40%	11.92%	12.92%	13.64%
Tier 1 Capital to RWA	8.50%	12.05	12.64	12.92	13.64
Tier 2 Capital to RWA	10.50%	14.30	14.92	14.12	14.75
Tier 1 Capital to AA (Leverage) (2)	n/a	9.56	9.23	10.25	9.95
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended September 30, 2022 or the year ended December 31, 2021.
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

Loans held for sale
The Company has elected to carry loans held for sale at fair value. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of residential mortgage loans are recorded as a component of noninterest income in the Consolidated Statements of Income. As such, loans subjected to fair value adjustments are classified as Level 2 valuation.
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is individually evaluated and an ACL is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are segregated individually. Management estimates the fair value of individually evaluated loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Individually evaluated loans not requiring an allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2022 and December 31, 2021, substantially all of the individually evaluated loans were based upon the fair value of the collateral.
In accordance with FASB ASC 820, loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the loan as nonrecurring Level 2. When the fair value of the impaired loan is derived from an appraisal, the Company records the loan as nonrecurring Level 3. Fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in the fair value. The fair values of impaired loans that are not measured based on collateral values are measured using discounted cash flows and considered to be Level 3 inputs.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis.

(dollars in thousands)	September 30, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$114,736	$—	$114,736	$—
CMOs	164,867	—	164,867	—
U.S. Agency	12,226	—	12,226	—
Asset-backed securities issued by Others:
Residential CMOs	9,103	—	9,103	—
Student Loan Trust ABSs	48,539	—	48,539	—
Municipal bonds	78,864	—	78,864	—
Corporate bonds	2,609	—	2,609	—
U.S. government obligations	33,558	—	33,558	—
Total AFS securities	$464,502	$—	$464,502	$—

Equity securities carried at fair value through income
CRA investment fund	$4,254	$—	$4,254	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$119,916	$—	$119,916	$—
CMOs	197,123	—	197,123	—
U.S. Agency	14,304	—	14,304	—
Asset-backed securities issued by others:
Residential CMOs	221	—	221	—
Student Loan Trust ABSs	56,574	—	56,574	—
Municipal bonds	92,841	—	92,841	—
U.S. government obligations	16,860	—	16,860	—
Total AFS securities	$497,839	$—	$497,839	$—

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$4,772	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

Mortgage banking derivative
Interest rate lock commitments	$28	$—	$—	$28

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Loans with an allowance had unpaid principal balances of $0.1 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively. The fair values of these loans were zero for both periods. There were no other assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2022 and December 31, 2021.

September 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Loans with individually assessed loans	$—	Third party appraisals and in-house equipment evaluations of fair value	Management discount for equipment type and current market conditions	0% - 50% - 100%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Interest rate lock commitments	$28	Freddie Mac pricing of loans with comparable terms	Pull-through rate	0% - 100% - 75%

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

September 30, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$464,502	$464,502	$—	$464,502	$—
Equity securities carried at fair value through income	4,254	4,254	—	4,254	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,226	1,226	—	1,226	—
Net loans receivable	1,722,461	1,654,640	—	—	1,654,640
Accrued interest receivable	6,791	6,791	—	6,791	—
Investment in BOLI	39,583	39,583	—	39,583	—

Liabilities
Savings, NOW and money market accounts	$1,834,158	$1,834,158	$—	$1,834,158	$—
Time deposits	292,399	292,034	—	292,034	—
TRUPs	12,000	10,159	—	10,159	—
Subordinated notes	19,552	18,610	—	18,610	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2021 Form 10-K for the fair value methodologies used as of December 31, 2021:

December 31, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$497,839	$497,839	$—	$497,839	$—
Equity securities carried at fair value through income	4,772	4,772	—	4,772	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,472	1,472	—	1,472	—
Net loans receivable	1,586,791	1,578,032	—	—	1,578,032
Accrued interest receivable	5,588	5,588	—	5,588	—
Investment in BOLI	38,932	38,932	—	38,932	—
Mortgage ranking derivatives	28	28	—	—	28

Liabilities
Savings, NOW and money market accounts	$1,728,743	$1,728,743	$—	$1,728,743	$—
Time deposits	327,421	328,083	—	328,083	—
Long-term debt	12,231	12,391	—	12,391	—
TRUPs	12,000	11,589	—	11,589	—
Subordinated notes	19,510	20,979	—	20,979	—
At September 30, 2022 and December 31, 2021, the Company had outstanding loan commitments and standby letters of credit with customers of $59.1 million and $64.4 million, respectively, and $23.0 million and $22.0 million, respectively. Additionally, at September 30, 2022 and December 31, 2021, customers had $261.1 million and $241.7 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS ("AOCI"/"AOCL")
The following table presents the changes in each component of accumulated other comprehensive gain, net of tax, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$(31,847)	$3,063	$(1,952)	$4,504
Other comprehensive losses, net of tax before reclassifications	(12,059)	(3,072)	(41,954)	(4,946)
Amounts reclassified from accumulated other comprehensive gain	—	—	—	433
Net other comprehensive losses	(12,059)	(3,072)	(41,954)	(4,513)
End of period	$(43,906)	$(9)	$(43,906)	$(9)
As of the nine months ended September 30, 2021, reclassification adjustment was due to the gain on sale of AFS investment securities of $0.6 million.

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
As of three and nine months ended September 30, 2022, there were 1,034 and 587, respectively of unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. There were 40 and 3,355 antidilutive awards that were excluded from the calculation for the three and nine months ended September 30, 2021. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income	$7,580	$6,404	$20,702	$19,135

Average number of common shares outstanding	5,636,640	5,709,814	5,656,950	5,813,704
Dilutive effect of common stock equivalents	8,182	10,187	9,000	9,514
Average number of shares used to calculate diluted EPS	5,644,822	5,720,001	5,665,950	5,823,218

Anti-dilutive shares	1,034	40	587	3,355

Earnings Per Common Share
Basic	$1.34	$1.12	$3.66	$3.29
Diluted	$1.34	$1.12	$3.65	$3.29
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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current income tax expense	$2,572	$1,448	$7,119	$6,048
Deferred income tax (benefit) expense	(192)	710	(237)	427
Income tax expense as reported	$2,380	$2,158	$6,882	$6,475

Effective tax rate	23.9%	25.2%	24.9%	25.3%
Net deferred tax assets totaled $24.8 million at September 30, 2022 and $9.0 million at December 31, 2021. No valuation allowance for deferred tax assets was recorded at September 30, 2022 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

The Company’s income is primarily earned from interest received on its loans and investments. The Company's primary source of funds for making these loans and investments is its deposits. One of the key measures of the Company's success is its net interest income, or the difference between the income on loans and investments, and the expense on deposits and borrowings. Another key measure is the spread between the yield the Company earns on interest-earning assets and the rate the Company pays on interest-bearing liabilities, which is called net interest spread. In addition to earning interest on loans and investments, the Company earns income through fees and other charges for services to clients.
Management will continue to focus on growth and operating efficiency to deliver strong results during 2022. During the first nine months of 2022, we had robust portfolio loan growth, and strong non-interest bearing deposit growth, while continuing to optimize our branch and virtual banking operations.
•The Company reported record net income for the three months ended September 30, 2022 of $7.6 million, or $1.34 per diluted common share compared to net income of $6.4 million or $1.12 per diluted common share for the quarter ended September 30, 2021. The Company also reported record net income for the nine months ended September 30, 2022 of $20.7 million or diluted earnings per share of $3.65 compared to net income for the comparable 2021 period of $19.1 million or diluted earnings per share of $3.29.
•Portfolio loan end of period contractual rates increased by 57 basis points to 4.41% at September 30, 2022 compared to December 31, 2021. The loan portfolio is positioned for rising rates with $467.8 million or 27% of loans, excluding the allowance for credit losses, scheduled to reprice monthly or in the next three months and an additional $76.6 million or 4% repricing within the following nine months. The Bank's effective duration on the loan portfolio was 2.1 years at September 30, 2022.
•Total portfolio loans increased $164.5 million or 13.9% annualized to $1,743.3 million from December 31, 2021, as the Company maintained its market dominance in Southern Maryland and continued to gain market share in Virginia. The loan pipeline at September 2022 was $153.0 million, which is expected to provide solid loan growth in the fourth quarter.

•Non-interest-bearing accounts increased $201.7 million to $647.4 million or 30.45% of deposits at September 30, 2022, from 21.68% of deposits at December 31, 2021. Transaction deposits increased $105.4 million, or 8.13% annualized, to $1,834.2 million in the first nine months of 2022. The Company's change in funding mix has well positioned the balance sheet for a rising rate environment. In addition, increased non-interest bearing accounts of 30.45% as a percentage of deposits also better positions the Company for a rising rate environment.
•As of September 30, 2022, the FOMC had increased the federal funds target rate range to between 3.00%-3.25%. As a result of the Company's balance sheet being asset sensitive, net interest margin increased 22 basis points to 3.47% for the three months ended September 30, 2022 compared to the second quarter of 2022.
•Total stockholders’ equity decreased $29.0 million during the nine months ended September 30, 2022. The decrease in equity was primarily due to an increase of $42.0 million in accumulated other comprehensive loss ("AOCL") related to unrealized losses in the Bank's AFS securities portfolio due to changes in market interest rates, partially offset by net income of $20.7 million. Management intends and has the ability to hold its AFS securities until maturity. See discussion in Liquidity and Capital Resources section of this MD&A.
•The Company's common equity to assets ratio decreased to 7.59% at September 30, 2022 from 8.94% at December 31, 2021. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 7.14% at September 30, 2022 from 8.48% at December 31, 2021 (see Non-GAAP reconciliation schedules) due primarily to increases in AOCL. Regulatory capital was not impacted by the increase in AOCL and Tier 1 capital to average asset ratios at the Bank and the Company remain strong.
•Asset quality continues to improve as non-accrual loans, OREO and TDRs were $6.7 million or 0.28% of total assets at September 2022 compared to $8.1 million or 0.35% of total assets at December 31, 2021.
•The Bank opened its second Virginia branch in May 2022 in Fredericksburg. Additionally, with our Virginia lending team managing over 40% of the Bank's loans, the Bank intends to open a loan production office in Charlottesville in the fourth quarter of 2022 to support our existing efforts. Management believes the greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
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

(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021	September 30, 2021
Total assets	$2,359,621	$2,327,306	$2,278,692
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	725	1,032	1,147
Total intangible assets	11,560	11,867	11,982
Tangible assets	$2,348,061	$2,315,439	$2,266,710

Total common equity	$179,154	$208,133	$204,128
Less: intangible assets	11,560	11,867	11,982
Tangible common equity	$167,594	$196,266	$192,146

Common shares outstanding at end of period	5,644,186	5,718,528	5,724,011

GAAP common equity to assets	7.59%	8.94%	8.96%
Non-GAAP tangible common equity to tangible assets	7.14%	8.48%	8.48%

GAAP common book value per share	$31.74	$36.40	$35.66
Non-GAAP tangible common book value per share	$29.69	$34.32	$33.57

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Return on Average Common Equity ("ROACE")
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021

Net income (as reported)	$7,580	$6,404	$20,702	$19,135

ROACE	15.97%	12.45%	14.17%	12.53%

Average equity	$189,838	$205,723	$194,741	$203,597
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021

Net income (as reported)	$7,580	$6,404	$20,702	$19,135
Core deposit intangible amortization (net of tax)	74	91	231	284
Net earnings applicable to common shareholders	$7,654	$6,495	$20,933	$19,419

ROATCE	17.18%	13.41%	15.25%	13.53%

Average tangible common equity	$178,215	$193,662	$183,017	$191,411

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 is presented below.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
OPERATING DATA
Interest and dividend income	$21,345	$17,659	$57,455	$52,781
Interest expenses	2,288	1,050	4,361	3,228
Net interest income ("NII")	19,057	16,609	53,094	49,553
Provision for credit losses	694	—	1,569	586
Provision for unfunded commitments	6	—	1	—
NII after provision for credit losses and unfunded commitments	18,357	16,609	51,524	48,967
Noninterest income	1,229	1,400	4,104	5,616
Noninterest expenses	9,626	9,447	28,044	28,973
Income before income taxes	9,960	8,562	27,584	25,610
Income taxes	2,380	2,158	6,882	6,475
Net income	7,580	6,404	20,702	19,135
Income available to common shares	$7,580	$6,404	$20,702	$19,135

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.31%	1.17%	1.19%	1.20%
Return on average common equity ("ROACE")	15.97	12.45	14.17	12.53
Return on Average Tangible Common Equity ("ROATCE")	17.18	13.41	15.25	13.53
Average total equity to average total assets	8.17	9.40	8.42	9.58
Interest rate spread	3.26	3.22	3.15	3.31
Net interest margin	3.47	3.28	3.28	3.38
Efficiency ratio(1)	47.45	52.46	49.03	52.52
Non-interest income to average assets	0.21	0.26	0.24	0.35
Non-interest expense to average assets	1.66	1.73	1.62	1.82
Net operating expense to average assets(2)	1.45	1.47	1.38	1.47

COMMON SHARE DATA
Basic net income per common share	$1.34	$1.12	$3.66	$3.29
Diluted net income per common share	$1.34	$1.12	$3.65	$3.29
Cash dividends paid per common share	$0.175	$0.150	$0.525	$0.425
Common dividend payout ratio	13.06%	13.37%	14.35%	12.91%
_______________________________________
(1) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(2) Net operating expense is the sum of non-interest expense offset by non-interest income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Summary of Financial Results
The Company reported net income for the three months ended September 30, 2022 of $7.6 million or diluted earnings per share of $1.34 compared to net income of $6.4 million or $1.12 per diluted earnings per share for the three months ended September 30, 2021. The Company’s ROAA and ROACE were 1.31% and 15.97% for the three months ended September 30, 2022 compared to 1.17% and 12.45% in September 30, 2021.
Net income in the third quarter of 2022 increased 18.4% compared to the same quarter in 2021, primarily due to increased net interest income partially offset by lower noninterest income.

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and dividend income	$21,345	$17,659	$3,686	20.9%
Interest expense	2,288	1,050	1,238	117.9%
Net interest income	19,057	16,609	2,448	14.7%
Provision for credit losses	694	—	694	0.0%
Provision for unfunded commitments	6	—	6	0.0%
Noninterest income	1,229	1,400	(171)	(12.2)%
Noninterest expense	9,626	9,447	179	1.9%
Income before income taxes	9,960	8,562	1,398	16.3%
Income tax expense	2,380	2,158	222	10.3%
Net income	$7,580	$6,404	$1,176	18.4%
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

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$18,735	$16,342	$2,393	14.6%
Taxable interest and dividends on investment securities	2,454	1,296	1,158	89.4%
Interest on deposits with banks	156	21	135	642.9%
Total Interest and Dividend Income	21,345	17,659	3,686	20.9%

Interest Expenses
Deposits	1,850	594	1,256	211.4%
Short-term borrowings	52	—	52	—%
Long-term debt	386	456	(70)	(15.4)%
Total Interest Expenses	2,288	1,050	1,238	117.9%

Net Interest Income (NII)	$19,057	$16,609	$2,448	14.7%

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

	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,205,675	$13,117	4.35%	$1,094,089	$10,977	4.01%
Residential first mortgages	82,336	715	3.47%	100,195	742	2.96%
Residential rentals	223,532	2,286	4.09%	154,481	1,565	4.05%
Construction and land development	27,770	386	5.56%	34,810	399	4.58%
Home equity and second mortgages	25,612	352	5.50%	27,751	246	3.55%
Commercial loans	52,280	865	6.62%	44,881	547	4.88%
Commercial equipment loans	76,392	781	4.09%	59,964	614	4.10%
U.S. SBA PPP loans	2,595	160	24.66%	71,751	1,236	6.89%
Consumer loans	5,082	73	5.75%	1,742	16	3.67%
Allowance for credit losses	(21,667)	—	—%	(18,852)	—	—%
Loan portfolio (1)	1,679,607	18,735	4.46%	1,570,812	16,342	4.16%
Taxable investment securities	464,560	2,338	2.01%	370,498	1,212	1.31%
Nontaxable investment securities	21,225	116	2.19%	16,204	84	2.07%
Interest-bearing deposits in other banks	18,930	85	1.80%	36,516	16	0.18%
Federal funds sold	11,163	71	2.54%	30,266	5	0.07%
Interest-Earning Assets ("IEAs")	2,195,485	21,345	3.89%	2,024,296	17,659	3.49%
Cash and cash equivalents	18,975			66,292
Goodwill	10,835			10,835
Core deposit intangible	788			1,226
Other assets	96,232			85,340
Total Assets	$2,322,315			$2,187,989

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$644,606	$—	—%	$434,316	$—	—%
Interest-bearing demand deposits
Savings	121,450	15	0.05%	110,873	14	0.05%
Demand deposits	620,109	1,499	0.97%	659,628	75	0.05%
Money market deposits	378,251	99	0.10%	358,017	100	0.11%
Certificates of deposit	304,361	237	0.31%	341,672	405	0.47%
Total interest-bearing deposits	1,424,171	1,850	0.52%	1,470,190	594	0.16%
Total Deposits	2,068,777	1,850	0.36%	1,904,506	594	0.12%
Long-term debt	—	—	—%	25,625	131	2.04%
Short-term borrowings	8,310	52	2.50%	—	—	—%
Subordinated Notes	19,543	252	5.16%	19,487	251	5.15%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	134	4.47%	12,000	74	2.47%
Total Debt	39,853	438	4.40%	57,112	456	3.19%

	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Bearing Liabilities ("IBLs")	1,464,024	2,288	0.63%	1,527,302	1,050	0.27%
Total Funds	2,108,630	2,288	0.43%	1,961,618	1,050	0.21%
Other liabilities	23,847			20,648
Stockholders’ equity	189,838			205,723
Total Liabilities and Stockholders’ Equity	$2,322,315			$2,187,989

Net interest income		$19,057			$16,609

Interest rate spread			3.26%			3.22%
Net yield on interest-earning assets			3.47%			3.28%
Average loans to average deposits			81.19%			82.48%
Average transaction deposits to total average deposits **			85.29%			82.06%
Ratio of average IEAs to average IBLs			149.96%			132.54%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $62,000 and $91,000 of accretion interest during the three months ended September 30, 2022 and 2021, respectively.
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

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)
Commercial real estate	$1,214	$926	$2,140
Residential first mortgages	(155)	128	(27)
Residential rentals	706	15	721
Construction and land development	(98)	85	(13)
Home equity and second mortgages	(29)	135	106
Commercial loans	122	196	318
Commercial equipment loans	168	(1)	167
SBA PPP loans	(4,264)	3,188	(1,076)
Consumer loans	48	9	57
Taxable investment securities	473	653	1,126
Nontaxable investment securities	27	5	32
Interest-bearing deposits in other banks	(79)	148	69
Federal funds sold	(122)	188	66
Total interest-earning assets	$(1,989)	$5,675	$3,686

Interest-bearing liabilities:
Savings	$1	$—	$1
Demand deposits	(96)	1,520	1,424
Money market deposits	5	(6)	(1)
Certificates of deposit	(29)	(139)	(168)
Long-term debt	—	(131)	(131)
Short-term borrowings	52	—	52
Subordinated Notes	1	—	1
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	60	60
Total interest-bearing liabilities	$(66)	$1,304	$1,238
Net change in net interest income	$(1,923)	$4,371	$2,448
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $62,000 and $91,000 of accretion interest during the three months ended September 30, 2022 and 2021, respectively.
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. In response to the inflation effects on the economy, the Federal Reserve Open Market Committee ("FOMC") has increased the federal funds interest rate by 300 basis points from a target range of 0.00% to 0.25% in January 2022 to a target range of 3.00% to 3.25% at September 30, 2022. The September 22, 2022, the Federal Reserve Bank commentary indicates that it is probable that the next scheduled meeting will result in additional rate hikes of at least 75 basis points.
The growth in net interest income for the comparable quarters resulted from increases in interest-earning asset yields and growth in loans and investments partially offset by increased interest expense from higher funding rates. Interest income increased as portfolio loan growth coupled with higher yields more than replaced the run-off of U.S. SBA PPP income for the comparable quarters. Loan interest income increased $2.4 million for the comparable periods. Excluding U.S. SBA PPP loan interest portfolio loan interest income increased $3.5 million from $15.1 million for the three months ended September 30, 2021 to $18.6 million for the three months ended September 30,

2022. Average investment and interest-earning cash balances increased $62.4 million for the comparable periods and contributed $1.3 million in additional interest income.
Net interest margin of 3.47% for the three months ended September 30, 2022 increased 19 basis points from 3.28% for the three months ended September 30, 2021. Net interest margin expanded from the third quarter of 2021 primarily from the Company’s increased average yield on loans and investment securities (not including interest-bearing deposits) increasing to 4.46% and 2.02% in the third quarter of 2022 from 4.16% and 1.34% for the three months ended September 30, 2021, while overall interest earning asset yields increased to 3.89% for the three months ended September 30, 2022 from 3.49% for the three months ended September 30, 2021. Interest income from the Company's participation in the U.S. SBA PPP program was $0.2 million and $1.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively.
The Company’s cost of funds was 0.43% during the third quarter of 2022, an increase from 0.21% for the three months ended September 30, 2021. The Bank's interest rate asset sensitivity improved as average non-interest bearing deposit accounts increased to 31.2% of total average deposits for the third quarter of 2022 compared to 22.8% for the comparable period in 2021. Management is optimistic that improvements in the Bank's funding composition will benefit margins and profitability in an increasing interest-rate environment.
Net interest margins continued to increase in the third quarter of 2022 as FOMC rate increases continued to impact the Bank's asset sensitive balance sheet. Average yields on loans and investments increased to 4.46% and 2.02% for the three months ended September 30, 2022 from 4.13% and 1.52% for the three months ended June 30, 2022. Net interest margin increased 22 basis points from 3.25% for the three months ended June 30, 2022 to 3.47% for the three months ended September 30, 2022.
Management is optimistic that a stable to increasing net interest margin is possible during the balance of 2022 assuming interest-earning assets continue to reprice faster than interest-bearing liabilities and the Bank maintains its current favorable funding mix.
Provision for Credit Losses
The following table shows the dollar and percentage changes for the provision for credit losses for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change

Provision for credit losses	$694	$—	$694	—%
The provision for credit losses is a function of the calculation of the allowance for credit losses on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$65	$29	$36	124.1%
Unrealized losses on equity securities	(187)	(22)	(165)	750.0%
Loss on premises and equipment held for sale	—	(20)	20	(100.0)%
Income from bank owned life insurance	220	220	—	—%
Service charges	1,130	987	143	14.5%
Referral fee income	—	176	(176)	(100.0)%
Net gains on sale of loans originated for sale	1	30	(29)	(96.7)%
Total Noninterest Income	$1,229	$1,400	$(171)	(12.2)%
Noninterest income for the three months ended September 30, 2022 decreased $0.2 million compared to the three months ended September 30, 2021, principally due to no interest rate protection referral fee income for the current quarter. In addition, changes in interest rates resulted in unrealized losses on securities invested in a Community Reinvestment Act mutual fund. These reductions in noninterest income for the comparable quarters were partially offset by increases in service charges due to increased interchange fees. Noninterest income as a percentage of average assets was 0.21% and 0.26% for the three months ended September 30, 2022 and 2021, respectively.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,116	$5,650	$(534)	(9.5)%
OREO valuation allowance and expenses	—	20	(20)	(100.0)%
Sub-total	5,116	5,670	(554)	(9.8)%
Operating Expenses
Occupancy expense	826	731	95	13.0%
Advertising	149	145	4	2.8%
Data processing expense	1,062	840	222	26.4%
Professional fees	923	676	247	36.5%
Depreciation of premises and equipment	177	137	40	29.2%
FDIC Insurance	160	120	40	33.3%
Core deposit intangible amortization	97	121	(24)	(19.8)%
Fraud losses	37	132	(95)	(72.0)%
Other expenses	1,079	875	204	23.3%
Total Operating Expenses	$4,510	$3,777	$733	19.4%
Total Noninterest Expense	$9,626	$9,447	$179	1.9%

The flat overall expense run rates for the comparable periods were primarily due to increases of $0.2 million in data processing expenses and $0.2 million in professional fees as well as other operating expenses of $0.2 million, partially offset by a decrease of $0.5 million in compensation and benefits. Professional fees, occupancy and data processing have increased substantially compared to the same quarter in the prior year due in large part to increased cost of labor and materials due to inflation.
Lower than anticipated health care costs and a lower average full-time equivalent headcount contributed to a lower compensation and benefits run rate in the third quarter of 2022. In addition, compensation and benefits expense has benefited from the Company's increased use of technology. In the second quarter, the Bank increased base compensation by 4% and its minimum starting wage to $20.00 per hour for non-executive employees to address local wage pressures caused by inflation and to attract and retain our employees. Management's projected quarterly normalized expense run rate for the fourth quarter of 2022 is estimated between $9.6 million and $9.8 million.
The Company’s efficiency ratio was 47.45% for the three months ended September 30, 2022 compared to 52.46% for the three months ended September 30, 2021. The Company’s net operating expense ratio was 1.45% for the three months ended September 30, 2022 compared to 1.47% for the three months ended September 30, 2021. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to improve asset quality and generate more operating revenues while controlling expense growth.
Income Tax Expense
The effective tax rate for the three months ended September 30, 2022 was 23.90% compared to an effective tax rate of 25.20% for the three months ended September 30, 2021.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Summary of Financial Results
The Company reported net income for the nine months ended September 30, 2022 of $20.7 million or diluted earnings per share of $3.65 compared to net income of $19.1 million or $3.29 per diluted share for the nine months ended September 30, 2021. The Company’s ROAA and ROACE were 1.19% and 14.17% for the nine months ended September 30, 2022 compared to 1.20% and 12.53% for the nine months ended September 30, 2021.
The increase to net income in the first nine months of 2022 compared to the same period in 2021 was due to increased net interest income and decreased noninterest expense partially offset by an increase in provision for credit losses and a decrease in non-interest income.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and dividend income	$57,455	$52,781	$4,674	8.9%
Interest expense	4,361	3,228	1,133	35.1%
Net interest income	53,094	49,553	3,541	7.1%
Provision for credit losses	1,569	586	983	167.7%
Provision for unfunded commitments	1	—	1	—%
Noninterest income	4,104	5,616	(1,512)	(26.9)%
Noninterest expense	28,044	28,973	(929)	(3.2)%
Income before income taxes	27,584	25,610	1,974	7.7%
Income tax expense	6,882	6,475	407	6.3%
Net income	$20,702	$19,135	$1,567	8.2%
Net Interest Income
The following table shows the components of net interest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$51,117	$49,254	$1,863	3.8%
Taxable interest and dividends on investment securities	6,044	3,461	2,583	74.6%
Interest on deposits with banks	294	66	228	345.5%
Total Interest and Dividend Income	57,455	52,781	4,674	8.9%

Interest Expenses
Deposits	3,182	2,036	1,146	56.3%
Short-term borrowings	68	—	68	—%
Long-term debt	1,111	1,192	(81)	(6.8)%
Total Interest Expenses	4,361	3,228	1,133	35.1%

Net Interest Income (NII)	$53,094	$49,553	$3,541	7.1%

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. The following table presents information on the average balances of the Company’s interest-earning assets and interest-bearing liabilities and interest earned or paid for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,166,898	$35,697	4.08%	$1,081,350	$32,625	4.02%
Residential first mortgages	84,707	2,157	3.40%	111,401	2,494	2.99%
Residential rentals	205,368	6,116	3.97%	144,316	4,421	4.08%
Construction and land development	30,559	1,154	5.04%	36,401	1,226	4.49%
Home equity and second mortgages	25,885	871	4.49%	28,689	745	3.46%
Commercial loans	47,252	1,932	5.45%	44,241	1,614	4.86%
Commercial equipment loans	68,872	2,122	4.11%	60,506	1,725	3.80%
U.S. SBA PPP loans	11,563	927	10.69%	97,231	4,356	5.97%
Consumer loans	4,119	141	4.56%	1,497	48	4.28%
Allowance for credit losses	(21,364)	—	—%	(18,908)	—	—%
Loan portfolio (1)	1,623,859	51,117	4.20%	1,586,724	49,254	4.14%
Taxable investment securities	477,527	5,717	1.60%	292,625	3,182	1.45%
Non-taxable investment securities	20,028	327	2.18%	17,517	279	2.12%
Interest bearing deposits in other banks	28,412	209	0.98%	30,183	44	0.19%
Federal funds sold	5,821	85	1.95%	27,964	22	0.10%
Interest-Earning Assets ("IEAs")	2,155,647	57,455	3.55%	1,955,013	52,781	3.60%
Cash and cash equivalents	54,369			71,559
Goodwill	10,835			10,835
Core deposit intangible	889			1,351
Other assets	92,147			86,838
Total Assets	$2,313,887			$2,125,596

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$635,013	$—	—%	$407,375	$—	—%
Interest-bearing liabilities:
Savings	121,111	46	0.05%	106,190	40	0.05%
Demand deposits	605,590	2,033	0.45%	628,543	258	0.05%
Money market deposits	380,873	302	0.11%	354,161	297	0.11%
Certificates of deposit	314,813	801	0.34%	345,821	1,441	0.56%
Total Interest-bearing deposits	1,422,387	3,182	0.30%	1,434,715	2,036	0.19%
Total Deposits	2,057,400	3,182	0.21%	1,842,090	2,036	0.15%
Long-term debt	5,145	47	1.22%	26,723	213	1.06%
Short-term borrowings	4,731	68	1.92%	—	—	—%
Subordinated Notes	19,529	755	5.15%	19,483	754	5.16%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	309	3.43%	12,000	225	2.50%
Total debt	41,405	1,179	3.80%	58,206	1,192	2.73%

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Total Interest-Bearing Liabilities ("IBLs")	1,463,792	4,361	0.40%	1,492,921	3,228	0.29%
Total funds	2,098,805	4,361	0.28%	1,900,296	3,228	0.23%
Other liabilities	20,341			21,703
Stockholders’ equity	194,741			203,597
Total Liabilities and Stockholders’ Equity	$2,313,887			$2,125,596

Net interest income		$53,094			$49,553

Interest rate spread			3.15%			3.31%
Net yield on interest-earning assets			3.28%			3.38%
Average loans to avg. deposits			78.93%			86.14%
Average transaction deposits to total average deposits **			84.70%			81.23%
Ratio of average IEAs to average IBLs			147.26%			130.95%

Cost of funds			0.28%			0.23%
Cost of deposits			0.21%			0.15%
Cost of debt			3.80%			2.73%
__________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $0.2 million and $0.3 million of accretion interest during the nine months ended September 30, 2022 and 2021, respectively.
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

For the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)
Commercial real estate	$2,617	$455	$3,072
Residential first mortgages	(680)	343	(337)
Residential rentals	1,818	(123)	1,695
Construction and land development	(221)	149	(72)
Home equity and second mortgages	(94)	220	126
Commercial loans	123	195	318
Commercial equipment loans	258	139	397
SBA PPP loans	(6,868)	3,439	(3,429)
Consumer loans	90	3	93
Taxable investment securities	2,214	321	2,535
Nontaxable investment securities	41	7	48
Interest-bearing deposits in other banks	(13)	178	165
Federal funds sold	(323)	386	63
Total interest-earning assets	$(1,038)	$5,712	$4,674

Interest-bearing liabilities:
Savings	$6	$—	$6
Demand deposits	(77)	1,852	1,775
Money market deposits	21	(16)	5
Certificates of deposit	(79)	(561)	(640)
Long-term debt	(197)	31	(166)
Short-term borrowings	68	—	68
Subordinated notes	2	(1)	1
Guaranteed preferred beneficial interest in junior subordinated debentures	—	84	84
Total interest-bearing liabilities	$(256)	$1,389	$1,133
Net change in net interest income	$(782)	$4,323	$3,541
___________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $0.2 million and $0.3 million of accretion interest during the nine months ended September 30, 2022 and 2021, respectively.

Net interest income increased $3.5 million or 7.1% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 with interest income increasing $4.7 million and interest expense increasing of $1.1 million. Increased interest income was primarily due to growth in investment balances and yields and increases in loan yields from the re-pricing of the Bank's adjustable rate portfolios as well as a change in the mix of loans from lower yielding U.S. PPP loans to higher yielding commercial real estate loans. Overall loan interest income increased $1.9 million to $51.1 million for the nine months ended September 30, 2022 from $49.3 million for the nine months ended September 30, 2021. Excluding U.S. SBA PPP loans, interest income for the same comparable periods increased $5.1 million. Interest expense increased due to higher funding costs.
Net interest margin of 3.28% for the nine months ended September 30, 2022 was 10 basis points lower than the 3.38% for the nine months ended September 30, 2021. Loan yields increased from 4.14% for the nine months ended September 30, 2021 to 4.20% for the nine months ended September 30, 2022. U.S. SBA PPP loan interest positively impacted margins by four basis points for the nine months ended September 30, 2022 and 14 basis points for the nine months ended September 30, 2021.
As a result of organic growth, average total earning assets increased $200.6 million, or 10.3%, for the nine months ended September 30, 2022 to $2,155.6 million compared to $1,955.0 million for the nine months ended September 30, 2021. The increase in average total earning assets for the nine months ended September 30, 2022 from the comparable period in 2021 resulted primarily from a $37.1 million, or 2.34%, increase in average loans, average portfolio loans increasing $122.8 million that substantially offset the decrease in average U.S. SBA PPP loans, and an increase of $163.5 million, or 44.4%, increase in average investments, federal funds sold, and interest-bearing deposits.
The Company’s cost of funds was 0.28% during the first nine months of 2022 compared to 0.23% for the nine months ended September 30, 2021. Average total interest-bearing liabilities decreased $29.1 million, or 2.0%, for the nine months ended September 30, 2022 to $1,463.8 million compared to $1,492.9 million for the nine months ended September 30, 2021. During the same time, the Company increased balance sheet asset sensitivity with average noninterest-bearing demand deposits increasing $227.6 million, or 55.9%, to $635.0 million, or 30.9% of average deposits compared to $407.4 million, or 22.1% of average deposits.
Provision for Credit Losses
The following table shows the dollar and percentage changes for the provision for credit losses for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change

Provision for credit losses	$1,569	$586	$983	167.7%
See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$285	$271	$14	5.2%
Gain on sale of assets	—	68	(68)	(100.0)%
Net gains on sale of investment securities	—	586	(586)	(100.0)%
Unrealized losses on equity securities	(564)	(94)	(470)	500.0%
Loss on premises and equipment held for sale	—	(20)	20	(100.0)%
Income from bank owned life insurance	651	652	(1)	(0.2)%
Service charges	3,164	3,066	98	3.2%
Referral fee income	361	1,248	(887)	(71.1)%
Net (losses) gains on sale of loans originated for sale	(2)	30	(32)	(106.7)%
Gains (losses) on sale of loans	209	(191)	400	(209.4)%
Total Noninterest Income	$4,104	$5,616	$(1,512)	(26.9)%
Noninterest income for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021. The decreases were primarily due to decreased referral fee income in the first nine months of 2022, and unrealized losses on securities invested in a Community Reinvestment Act mutual fund that was impacted by increases in interest rates. These reductions for the comparable periods were partially offset by $0.4 million related to the sale of impaired loans. In the first quarter of 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans and recognized a loss on the sale of $0.2 million and in the second quarter of 2022, impaired loan sales resulted in a gain of $0.2 million. Noninterest income as a percentage of assets was 0.24% and 0.35%, respectively, for the nine months ended September 30, 2022 and 2021.
Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Noninterest Expense
Compensation and benefits	$15,222	$15,770	$(548)	(3.5)%
OREO valuation allowance and expenses	6	689	(683)	(99.1)%
Sub-total	15,228	16,459	(1,231)	(7.5)%
Operating Expense
Occupancy expense	2,378	2,180	198	9.1%
Advertising	372	372	—	—%
Data processing expense	3,077	2,766	311	11.2%
Professional fees	2,499	1,920	579	30.2%
Depreciation of premises and equipment	476	419	57	13.6%
FDIC Insurance	516	512	4	0.8%
Core deposit intangible amortization	308	380	(72)	(18.9)%
Fraud losses	107	1,243	(1,136)	(91.4)%
Other expenses	3,083	2,722	361	13.3%
Total Operating Expense	12,816	12,514	302	2.4%
Total Noninterest Expense	$28,044	$28,973	$(929)	(3.2)%

The decrease in noninterest expense for the comparable periods was primarily due to decreased compensation and benefits, fraud losses and OREO expenses, partially offset by increased professional fees, data processing, occupancy, and other expenses.
Compensation expenses were lower for the comparative periods due to lower health insurance claims, a lower average full time equivalent count than the prior year and lower deferred compensation accruals. In addition, compensation and benefits expense has benefited from the Company's increased use of technology. Deferred costs for U.S. SBA PPP loans originated were $0.3 million for the nine months ended September 30, 2021. Compensation and benefits would have increased overall 2021 noninterest expense if U.S. SBA PPP loans deferred costs were not included in loan origination costs.
Noninterest expense in the first nine months of 2021 included a $1.3 million initial expense and subsequent recovery of $0.2 million related to an isolated wire transfer fraud incident. Our investigation determined that no information systems of the Bank were compromised, and no employee fraud was involved.
OREO expenses have moderated as the Bank reduced foreclosed assets from $1.5 million at September 30, 2021 to no OREO assets at September 30, 2022.
Expenses applicable to OREO assets included the following.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021

Valuation allowance	$—	$641
Losses (gains) on dispositions	—	(16)
Operating expenses	6	64
	$6	$689
To adjust properties to current appraised values, additions to the valuation allowance were taken for the nine months ended September 30, 2021. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. At September 30, 2022 and December 31, 2021, the carrying value of OREO assets was zero.
These decreases to noninterest expense were partially offset by increases of $0.6 million in professional fees, $0.3 million in data processing expenses, and $0.2 million in occupancy expense. As noted above, inflationary pressures have increased the cost of labor and materials affecting these financial line items.
The Company’s efficiency ratio was 49.03% for the nine months ended September 30, 2022 compared to 52.52% for the nine months ended September 30, 2021. The Company’s net operating expense ratio was 1.38% at September 30, 2022 compared to 1.47% at September 30, 2021. The efficiency and net operating expense ratios have improved (decreased) as the Company has been able to generate more noninterest income while controlling expense growth.
Income Tax Expense
The Company’s consolidated effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 24.9% and 25.3%, respectively.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
The following table shows selected historical consolidated financial data for the Company, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Quarterly Report for Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
FINANCIAL CONDITION DATA
Total assets	$2,359,621	$2,327,306
Loans receivable, net	1,722,461	1,586,791
Investment securities	468,963	502,818
Goodwill	10,835	10,835
Core deposit intangible	725	1,032
Deposits	2,126,557	2,056,164
Borrowings	—	12,231
Junior subordinated debentures	12,000	12,000
Subordinated notes - 4.75%	19,552	19,510
Stockholders’ equity - common	179,154	208,133

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
COMMON SHARE DATA
Book value per common share	$31.74	$36.40
Tangible book value per common share**	$29.69	$34.32
Common shares outstanding at end of period	5,644,186	5,718,528

OTHER DATA
Full-time equivalent employees	199	186
Branches	12	11
Loan Production Offices	4	4

CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.56%	9.23%
Tier 1 common capital to risk-weighted assets	11.40	11.92
Tier 1 capital to risk-weighted assets	12.05	12.64
Total risk-based capital to risk-weighted assets	14.30	14.92
Common equity to total assets	7.59	8.94
Tangible common equity to tangible assets**	7.14	8.48
____________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and NON-GAAP measures.

Assets
Total assets at September 30, 2022 were comparable to December 31, 2021 as cash balances decreased to fund loan growth. In addition, net deferred tax assets increased primarily due to increases in unrealized losses of the Bank's AFS investment portfolio related to changes in interest rates as well as increases in the ACL for the adoption of the current expected credit losses ("CECL") accounting standard on January 1, 2022. The differences in allocations between the cash and investment categories reflect operational needs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Cash and due from banks	$18,008	$108,990	$(90,982)	(83.5)%
Federal funds sold	20,325	—	20,325	—%
Interest-bearing deposits with banks	14,970	30,664	(15,694)	(51.2)%
Securities available for sale ("AFS"), at fair value	464,502	497,839	(33,337)	(6.7)%
Equity securities carried at fair value through income	4,254	4,772	(518)	(10.9)%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	1,226	1,472	(246)	(16.7)%
Net Loans	1,722,461	1,586,791	135,670	8.5%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	21,626	21,427	199	0.9%
Accrued interest receivable	6,791	5,588	1,203	21.5%
Investment in bank owned life insurance	39,583	38,932	651	1.7%
Core deposit intangible	725	1,032	(307)	(29.7)%
Net deferred tax assets	24,755	9,033	15,722	174.1%
Right of use assets, net operating leases	6,022	6,124	(102)	(1.7)%
Other assets	3,331	3,600	(269)	(7.5)%
Total Assets	$2,359,621	$2,327,306	$32,315	1.4%
Cash and Cash Equivalents
Cash and cash equivalents totaled $53.3 million at September 30, 2022, compared to $139.7 million at December 31, 2021. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at September 30, 2022 and December 31, 2021, had estimated fair values of $470.2 million, and $504.3 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at September 30, 2022 and December 31, 2021. AFS securities are evaluated quarterly to determine whether a decline in their value is the result of a deterioration in credit quality. A reserve for credit losses was not recorded for the periods reported.
At September 30, 2022, approximately 92%, or $429.4 million, of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to approximately 92%, or $456.2 million, at December 31, 2021.
Gross unrealized losses at September 30, 2022 and December 31, 2021 for AFS securities were $59.5 million and $6.0 million, respectively, of amortized cost of $523.9 million and $500.5 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.

The Bank holds 69.0% or $361.4 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $50.3 million in student loan trusts, which represent 9.6% of the AFS investment portfolio, are 97% U.S. government guaranteed. At September 30, 2022, the Company also had $99.8 million or 19.1% of AFS investments in municipal bonds.
The average effective duration of the Company's AFS investment portfolio at September 30, 2022 and December 31, 2021, were 4.10 years and 3.90 years, respectively.
At September 30, 2022 and December 31, 2021, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 6.24 years and 6.91 years and an average duration of 5.26 years and 6.41 years, respectively. At September 30, 2022 and December 31, 2021, AFS asset-backed securities issued by student loan trusts and others had an average life of 6.29 years and 6.24 years and an average duration of 5.33 years and 6.03 years, respectively. At September 30, 2022 and December 31, 2021, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 10.96 years and 8.75 years and an average duration of 9.01 years and 7.83 years, respectively.
The amortized cost of AFS investment securities by contractual maturity at September 30, 2022 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at September 30, 2022 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$22,133	2.91%	$85,135	2.89%	$136,228	2.81%	$81,031	2.88%	$324,527	$291,829
Asset-backed securities issued by Others	4,070	3.28%	15,656	3.28%	25,051	3.27%	14,901	3.27%	59,678	57,642
Municipal securities	6,810	2.50%	26,193	2.50%	41,913	2.50%	24,930	2.84%	99,846	78,864
Corporate bonds	205	3.88%	787	3.88%	1,259	3.88%	749	—%	3,000	2,609
U.S. Treasury bonds	2,512	1.17%	9,662	1.24%	15,461	1.23%	9,196	—%	36,831	33,558
Total AFS investment securities	$35,730	2.75%	$137,433	2.74%	$219,912	2.71%	$130,807	2.93%	$523,882	$464,502
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at September 30, 2022 and December 31, 2021 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

September 30, 2022		December 31, 2021
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$429,389	AAA	$456,162
AA	32,355	AA	41,455
A	149	A	222
BBB	2,609	BBB	—
Total	$464,502	Total	$497,839

Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of Southern Maryland, the city of Fredericksburg, Virginia and Spotsylvania and Stafford counties in Virginia. Management is committed to continue as the leading commercial lending financial institution in Southern Maryland. In 2021, the Bank increased lending in Virginia in the cities and surrounding areas of Culpeper, Orange and Charlottesville. The Bank plans to open a loan production office in Charlottesville, Virginia in 2022. At September 30, 2022, loans managed by our Maryland and Virginia lending teams are almost evenly distributed. Management is optimistic that the Virginia market will continue to provide opportunities for organic loan growth.
At September 30, 2022, total net loans, which include portfolio loans and U.S. SBA PPP loans, increased 11.4% annualized or $135.7 million from December 31, 2021. Total net portfolio loans increased $160.9 million and U.S. SBA PPP loans decreased $25.2 million for the comparable period ends. The commercial real estate portfolio increased in total during the first nine months of 2022, while decreasing slightly as a percentage of total portfolio loans. During the first nine months of 2022, the residential rental portfolio increased in total to 16.20% of total portfolio loans compared to 12.35% of total portfolio loans at December 31, 2021. The Company’s loan pipeline was $153.0 million at September 30, 2022 compared to $160.0 million at December 31, 2021.
During 2020 and 2021, the Company originated 1,532 U.S. SBA PPP loans with original balances of $201.3 million. As of September 30, 2022, there were 7 U.S. SBA PPP loans outstanding with an aggregate balance of $1.3 million.
The following is a breakdown of the Company’s loan portfolio, net of deferred costs and fees at September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	%	December 31, 2021**	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,202,660	68.98%	$1,113,793	70.54%	$88,867	10.64%
Residential first mortgages	83,081	4.77%	92,710	5.87%	(9,629)	(13.85)%
Residential rentals	282,365	16.20%	194,911	12.35%	87,454	59.82%
Construction and land development	23,197	1.33%	35,502	2.25%	(12,305)	(46.21)%
Home equity and second mortgages	26,054	1.49%	25,661	1.63%	393	2.04%
Commercial loans	41,615	2.39%	50,512	3.20%	(8,897)	(23.48)%
Consumer loans	5,754	0.33%	3,015	0.19%	2,739	121.13%
Commercial equipment	78,551	4.51%	62,706	3.97%	15,845	33.69%
Total portfolio loans	1,743,277	100.00%	1,578,810	100.00%	164,467	13.89%
Less: Allowance for Credit Losses	(22,027)	(1.26)%	(18,417)	(1.17)%	(3,610)	26.14%
Total net portfolio loans	1,721,250		1,560,393		160,857	13.74%
U.S. SBA PPP loans	1,211		26,398		(25,187)	(127.22)%
Total net loans	$1,722,461		$1,586,791		$135,670	11.40%
____________________________________
**December 31, 2021 reported balance are shown net of deferred costs and fees to conform with the current period's presentation.
Loan Concentrations
At September 30, 2022 and December 31, 2021, commercial loans, including residential rentals, represented 92.1% and 90.1%, respectively, of total portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at September 30, 2022 and December 31, 2021 were $978.2 million or 373.8% and $813.0 million or 331.4%, respectively. Construction loans as a percentage of risk-based capital at September 30, 2022 and December 31, 2021 were $145.4 million or 55.6% and $140.4 million or 57.2%, respectively.

Asset Quality
The following tables show asset quality ratios at September 30, 2022 and December 31, 2021.

	(Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
ASSET QUALITY
Total portfolio loans	$1,743,277	$1,578,810
Classified Assets	5,967	5,211
Allowance for credit losses	22,027	18,417

Past due loans - 31 to 89 days	713	568
Past due loans >=90 days (1)	428	961
Total past due (delinquency) loans	1,141	1,529

Non-accrual loans (2)	6,290	7,631
Accruing troubled debt restructures (TDRs) (3)	433	447
Other real estate owned (OREO)	—	—
Non-accrual loans, OREO and TDRs	$6,723	$8,078

ASSET QUALITY RATIOS (4)
Classified assets to total assets	0.25%	0.22%
Classified assets to risk-based capital	2.25	2.10
Allowance for credit losses to total portfolio loans	1.26	1.17
Allowance for credit losses to non-accrual loans	350.19	241.34
Past due loans - 31 to 89 days to total portfolio loans	0.04	0.04
Past due loans >=90 days to total portfolio loans	0.02	0.06
Total past due (delinquency) to total portfolio loans	0.07	0.10
Non-accrual loans to total portfolio loans	0.36	0.48
Non-accrual loans and TDRs to total portfolio loans	0.39	0.51
Non-accrual loans and OREO to total assets	0.27	0.33
Non-accrual loans and OREO to total portfolio loans and OREO	0.36	0.48
Non-accrual loans, OREO and TDRs to total assets	0.28	0.35
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
(4) Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.

Allowance for Credit Losses ("ACL"), Provision for Credit Losses ("PCL"), Allowance for Loan Losses ("ALLL") and Provision for Loan Losses ("PLL")
The following is a breakdown of the Company’s general and specific allowances as a percentage of total portfolio loans at September 30, 2022 and 2021 and at December 31, 2021:
Breakdown of general and specific allowance as a percentage of total portfolio loans (1)

	September 30, 2022	September 30, 2021	December 31, 2021
General allowance	$21,919	$18,256	$18,151
Specific allowance	108	323	266
	$22,027	$18,579	$18,417
General allowance	1.26%	1.19%	1.15%
Specific allowance	0.00%	0.02%	0.02%
Allowance to total portfolio loans(1)	1.26%	1.21%	1.17%

Allowance to non-acquired loans(2)	n/a	1.25%	1.20%

Total acquired loans(2)	n/a	$50,486	$42,182
Non-acquired loans**(2)	n/a	$1,482,565	$1,536,761
Total portfolio loans	$1,743,277	$1,533,051	$1,578,943
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
Upon the adoption of ASC 326, the Company recorded a $2.5 million increase to the ACL. At September 30, 2022, the ACL was $22.0 million increased $3.6 million or 19.6% when compared to $18.4 million at December 31, 2021. The increase is related to the impact of adoption and the current year-to-date provision.
ACL balances increased to 1.26% of portfolio loans at September 30, 2022 compared to 1.17% at December 31, 2021. At and for the nine months ended September 30, 2022, the Company's ACL increased $3.6 million or 19.6% to $22.0 million at September 30, 2022 from $18.4 million at December 31, 2021. The increase in the general allowance was primarily related to the impact of adoption of ASC-326 and portfolio loan growth.
The Company recorded a $0.7 million and $1.6 million PCL for the three and nine months ended September 30, 2022 compared to a $0 and $0.6 million PLL for the three and nine months ended September 30, 2021. There were $0.5 million in net charge-offs during the nine months ended September 30, 2022 compared to $1.4 million in net charge-offs for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $0.2 million. During the nine months ended September 30, 2022, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $3.4 million, net of charge-offs of $0.4 million, and recognized a gain on the sale of $0.2 million.
Management believes that the allowance is adequate at September 30, 2022. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.
The following table allocates the ACL and ALLL by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%**	Amount	%**
Commercial real estate	$17,036	68.98%	$13,095	70.54%
Residential first mortgages	237	4.77%	1,002	5.87%
Residential rentals	2,545	16.20%	2,175	12.35%
Construction and land development	197	1.33%	260	2.25%
Home equity and second mortgages	142	1.49%	274	1.63%
Commercial loans	254	2.39%	582	3.20%
Consumer loans	142	0.33%	58	0.19%
Commercial equipment	1,474	4.51%	971	3.97%
Total allowance for credit losses	$22,027	100.00%	$18,417	100.00%
____________________________________
**Percent of loans in each category to total portfolio loans. December 31, 2021 reported percentages are shown net of deferred costs and fees to conform with the current period's presentation.

The following table indicates net charge-offs by average portfolio loan category for the three and nine months ended September 30, 2022 and September 30, 2021, and for the year ended December 31, 2021:

	Three Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%
Commercial real estate	$—	$1,205,675	—%	$(487)	$1,094,089	(0.18)%
Residential first mortgages	14	82,336	0.07%	—	100,195	—%
Residential rentals	—	223,532	—%	—	154,481	—%
Construction and land development	—	27,770	—%	—	34,810	—%
Home equity and second mortgages	—	25,612	—%	1	27,751	0.01%
Commercial loans	(48)	52,280	(0.37)%	529	44,881	4.71%
Consumer loans	(14)	5,082	(1.10)%	—	1,742	—%
Commercial equipment loans	(23)	76,392	(0.12)%	20	59,964	0.13%
	(71)	1,698,679	(0.02)%	63	1,517,913	0.02%
Allowance for credit losses	—	(21,667)	—%	—	(18,852)	—%
Total net charge-off and average portfolio loans	$(71)	$1,677,012	(0.02)%	$63	$1,499,061	0.02%

	Nine Months Ended						Year Ended
	September 30, 2022			September 30, 2021			December 31, 2021
(dollars in thousands)	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%
Commercial real estate	$(280)	$1,166,898	(0.03)%	$(1,733)	$1,081,350	(0.21)%	$(1,914)	$1,085,823	(0.18)%
Residential first mortgages	(97)	84,707	(0.15)%	(142)	111,401	(0.17)%	(142)	107,011	(0.13)%
Residential rentals	—	205,368	—%	(46)	144,316	(0.04)%	(46)	151,606	(0.03)%
Construction and land development	—	30,559	—%	—	36,401	—%	—	36,891	—%
Home equity and second mortgages	1	25,885	0.01%	4	28,689	0.02%	5	28,051	0.02%
Commercial loans	(97)	47,252	(0.27)%	463	44,241	1.40%	467	46,390	1.01%
Consumer loans	(20)	4,119	(0.65)%	—	1,497	—%	—	1,783	—%
Commercial equipment loans	38	68,872	0.07%	23	60,506	0.05%	37	60,845	0.06%
	(455)	1,633,660	(0.04)%	(1,431)	1,508,401	(0.13)%	(1,593)	1,518,400	(0.10)%
Allowance for credit losses	—	(21,364)	—%	—	(18,908)	—%	—	(18,788)	—%
Total net charge-off and average portfolio loans	$(455)	$1,612,296	(0.04)%	$(1,431)	$1,489,493	(0.13)%	$(1,593)	$1,499,612	(0.11)%
Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $0.3 million and increased due to impact of the ASC 326 adoption. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Classified Assets and Special Mention Assets
Classified assets increased $0.8 million from $5.2 million at December 31, 2021 to $6.0 million at September 30, 2022. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's ACL qualitative framework. The following is a breakdown of the Company’s classified and special mention assets at September 30, 2022, June 30, 2022, and March 31, 2022, December 31, 2021, 2020, 2019, and 2018, respectively:

	As of
(dollars in thousands)	9/30/2022	6/30/2022	3/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018
Classified loans
Substandard	$5,967	$6,062	$4,745	$5,211	$19,249	$26,863	$32,226
Doubtful	—	—	—	—	—	—	—
Total classified loans	5,967	6,062	4,745	5,211	19,249	26,863	32,226
Special mention loans	160	160	—	—	7,672	—	—
Total classified and special mention loans	$6,127	$6,222	$4,745	$5,211	$26,921	$26,863	$32,226

Classified loans	$5,967	$6,062	$4,745	$5,211	$19,249	$26,863	$32,226
Classified securities	—	—	—	—	—	—	482
Other real estate owned	—	—	—	—	3,109	7,773	8,111
Total classified assets	$5,967	$6,062	$4,745	$5,211	$22,358	$34,636	$40,819

Total classified assets as a percentage of total assets	0.25%	0.26%	0.20%	0.22%	1.10%	1.93%	2.42%
Total classified assets as a percentage of Risk Based Capital	2.25%	2.35%	1.87%	2.10%	9.61%	16.21%	21.54%

Non-Performing Assets

(dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate	$4,661	$4,890
Residential first mortgages	—	450
Residential rentals	1,153	942
Construction and land development	—	—
Home equity and second mortgages	240	601
Commercial loans	25	—
Consumer loans	—	—
Commercial equipment	211	691
U.S. SBA PPP loans	—	57
Total non-accrual loans (1)	6,290	7,631

OREO	—	—

TDRs: (1) (2)
Commercial real estate	—	—
Residential first mortgages	—	—
Residential rentals	—	—
Construction and land development	—	—
Home equity and second mortgages	—	—
Commercial loans	—	—
Consumer loans	—	—
Commercial equipment	433	447
U.S. SBA PPP loans	—	—
Total TDRs	433	447
Total Accrual TDRs	433	447

Total non-accrual loans, OREO and Accrual TDRs	$6,723	$8,078

Interest income due at stated rates, but not recognized on non-accruals	$36	$102
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
Non-performing assets, which consist of OREO, non-accrual loans and TDRs, decreased $1.4 million from $8.1 million at December 31, 2021 to $6.7 million at September 30, 2022.
Non-accrual loans and OREO to total portfolio loans and OREO decreased 12 basis points from 0.48% at December 31, 2021 to 0.36% at September 30, 2022. Non-accrual loans, OREO and TDRs to total assets decreased seven basis points from 0.35% at December 31, 2021 to 0.28% at September 30, 2022.
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

At September 30, 2022, there were $5.7 million (90.8%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.1 million. Delinquent non-accrual loans were $0.6 million (9.2%) of with no specific reserves at September 30, 2022. At December 31, 2021, there were $6.1 million (98.0%) of non-accrual loans current with all payments of principal and interest with no impairment and $0.1 million (2.0%) of delinquent non-accrual loans with a total of twenty-nine thousand specifically reserved. There were no non-accrual TDRs at September 30, 2022. Non-accrual loans at December 31, 2021 included zero TDRs. These loans were classified solely as non-accrual for the calculation of financial ratios.
Other Real Estate Owned
There were no OREO balances at September 30, 2022 and at December 31, 2021. For additional information on OREO, refer to Note 5 of the Consolidated Financial Statements.
LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Deposits
Non-interest-bearing deposits	$647,432	$445,778	$201,654	45.2%
Interest-bearing deposits	1,479,125	1,610,386	(131,261)	(8.2)%
Total deposits	2,126,557	2,056,164	70,393	3.4%
Long-term debt	—	12,231	(12,231)	(100.0)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,552	19,510	42	0.2%
Lease liabilities - operating leases	6,288	6,343	(55)	(0.9)%
Accrued expenses and other liabilities	16,070	12,925	3,145	24.3%
Total Liabilities	$2,180,467	$2,119,173	$61,294	2.9%
Funding
The Bank uses retail deposits and wholesale funding. Retail deposits continue to be the most significant source of funds totaling $2,126.5 million or 100.0% of funding at September 30, 2022 compared to $2,048.2 million or 99.0% of funding at December 31, 2021. Wholesale funding, which consists of short-term borrowings, long-term debt and brokered deposits, was zero at September 30, 2022 compared to $20.2 million or 1.0% of funding at December 31, 2021.
In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at September 30, 2022 and December 31, 2021.
The following is a breakdown of the Company’s deposit portfolio at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$647,432	30.45%	$445,778	21.68%
Interest-bearing:
Demand	691,987	32.54%	790,481	38.45%
Money market deposits	371,175	17.45%	372,717	18.13%
Savings	123,564	5.81%	119,767	5.82%
Certificates of deposit	292,399	13.75%	327,421	15.92%
Total interest-bearing	1,479,125	69.55%	1,610,386	78.32%

Total Deposits	$2,126,557	100.00%	$2,056,164	100.00%

Transaction accounts	$1,834,158	86.25%	$1,728,743	84.08%
Total deposits increased $70.4 million or 3.42% (4.6% annualized) at September 30, 2022 compared to December 31, 2021. Transacrtion deposits grew by $105.4 million while time deposits declined by $35.0 million. During the first nine months of 2022, non-interest-bearing demand deposits increased $201.7 million to $647.4 million at September 30, 2022, representing 30.5% of deposits, compared to 21.7% of deposits at December 31, 2021. The Company's business development efforts continue to focus on increasing non-interest bearing and lower cost transaction accounts. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at September 30, 2022 were $136.8 million compared to $65.7 million at December 31, 2021. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.
STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Common Stock at par of $0.01	$56	$57	$(1)	(1.75)%
Additional paid in capital	97,712	96,896	816	0.84%
Retained earnings	125,608	113,448	12,160	10.72%
Accumulated other comprehensive loss	(43,906)	(1,952)	(41,954)	2,149.28%
Unearned ESOP shares	(316)	(316)	—	—%
Total Stockholders’ Equity	$179,154	$208,133	$(28,979)	(13.92)%
Total stockholders’ equity decreased $29.0 million during the nine months ended September 30, 2022. Equity increased due to net income of $20.7 million and net stock related activities in connection with stock-based compensation and ESOP activity of $0.7 million. The decrease in equity was primarily due to an increase of $42.0 million in accumulated other comprehensive loss ("AOCL") in the Bank's AFS securities portfolio due to changes in market interest rates. In addition, equity decreased for common dividends paid of $2.8 million, stock repurchases of $3.6 million and $2.0 million for the adoption of the CECL accounting standard on January 1, 2022. On May 25, 2022, the Company announced a quarterly cash dividend of $0.175 per share of common stock. The dividend was paid on or about July 26, 2022 to stockholders of record as of the close of business on July 12, 2022.
The Company had a book value per common share of $31.74 and $36.40, at September 30, 2022 and December 31, 2021, respectively. Tangible book value at September 30, 2022 and December 31, 2021 was $29.69 and $34.32. The Company's common equity to assets ratio decreased to 7.59% at September 30, 2022 from 8.94% at December 31, 2021. The Company’s ratio of TCE to tangible assets decreased to 7.14% at September 30, 2022 from 8.48% at December 31, 2021 (see Non-GAAP reconciliation schedules). The decrease in the TCE ratio was due primarily to increased unrealized losses in the Bank's AFS investment portfolio.
In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at September 30, 2022 with a Tier 1 capital to average assets ("leverage ratio") of 9.56% at September 30, 2022 compared to 9.23% at December 31, 2021.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of September 30, 2022 and December 31, 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of September 30, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At September 30, 2022 and December 31, 2021, the Bank had $59.1 million and $64.4 million, respectively, in loan commitments outstanding. In addition, at September 30, 2022 and December 31, 2021, the Bank had $23.0 million and $22.0 million, respectively, in letters of credit and approximately $261.1 million and $241.7 million, respectively, available under lines of credit. Certificates of deposit due within one year of September 30, 2022 and December 31, 2021 totaled $225.5 million, or 77.11% and $256.9 million, or 78.45%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage due to current inflationary pressures and the possibility of a recession. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas, our level of borrowed funds could increase.
At September 30, 2022, the Company had on-balance sheet liquidity of $53.3 million in cash and cash equivalents. At September 30, 2022, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $564.0 million at September 30, 2022.

Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt may consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. As of September 30, 2022, the Bank has no FHLB long-term debt outstanding. The Bank has also established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks.
The decrease in equity of $29.0 million during the nine months ended September 30, 2022 was primarily due to an increase of $42.0 million in AOCL in the Bank's AFS securities portfolio due to changes in market interest rates. The Company intends and has the ability to hold AFS securities with unrealized losses until maturity or interest rates decrease. Management believes there is adequate available liquidity with available lines of credit and cash to fund operational needs.
For additional information on these agreements, including collateral, see Note 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2021.
The Company’s net loan to deposit ratio increased from 77.2% at December 31, 2021 to 81.0% at September 30, 2022. The Company intends to use available on-balance sheet liquidity to fund loans and limit the use of wholesale funding.
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
During the nine months ended September 30, 2022, all financing activities provided $51.8 million in cash compared to $234.9 million in cash for the same period in 2021. Cash from financing activities decreased $183.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to decreased deposit growth of $188.6 million and an increase in dividends paid, slightly offset by a decrease in payments of long-term debt and repurchases of common stock.
During the nine months ended September 30, 2022 all investing activities used $165.7 million in cash compared to $195.2 million in cash used for the same period in 2021. The decrease in cash used was primarily the result of purchases of investment securities which decreased $196.6 million from $265.7 million for the nine months ended September 30, 2021 to $69.1 million for the nine months ended September 30, 2022. Cash used increased $160.5 million as cash used for loan activities for the nine months ended September 30, 2022 increased over the prior year comparable period. In addition, cash used decreased $5.5 million as total proceeds from the sales and principal payments of available for sale securities for the nine months ended September 30, 2022 decreased over the prior year comparable period.
Operating activities provided cash of $27.5 million, or $2.9 million less cash, for the nine months ended September 30, 2022, compared to $30.5 million of cash provided for the same period of 2021.
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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At September 30, 2022 and December 31, 2021, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. In the third quarter of 2022 the percentage change in economic value of equity slightly exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments. Management has determined that due to the level of market rates at September 30, 2022, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

September 30, 2022	(1.71)%	(0.56)%	(4.14)%
June 30, 2022	1.60%	1.55%	(6.23)%
March 31, 2022	(1.83)%	(0.84)%	(5.95)%
December 31, 2021	(1.54)%	(0.74)%	(1.13)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

September 30, 2022	9.11%	5.99%	(10.59)%
June 30, 2022	10.34%	6.82%	(11.88)%
March 31, 2022	13.66%	9.28%	(16.40)%
December 31, 2021	24.45%	15.16%	(25.07)%
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
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. On July 15, 2021, the Company announced that it had completed the repurchase of the $7.0 million of shares of the Company’s common stock that it was originally authorized to repurchase under the 2020 repurchase plan. On December 9, 2021, the Company announced that its Board of Directors authorized the Company to continue repurchasing shares of the Company’s common stock under the October 2020 repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. As of September 30, 2022, 0 shares were available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended September 30, 2022.

Period	( a ) Total Number of Shares Purchased	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	1,600	$36.67	1,600	12,047
August 1-31, 2022	12,047	$37.17	12,047	—
September 1-30, 2022	—	$—	—	—
Total	13,647	$37.11	13,647	—
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

3.1	Amended and Restated Bylaws of The Community Financial Corporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 28, 2022).
31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language):
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

THE COMMUNITY FINANCIAL CORPORATION

Date: November 7, 2022	By:	/s/ James M. Burke
James M. Burke
Chief Executive Officer

Date: November 7, 2022	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer