Form 10-K
period 2022-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2023-03-02
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $186.7 million based on the closing price $36.88 per share at which the common stock was sold on the last business day of the Company’s most recently completed second fiscal quarter. For purposes of this calculation only, the shares held by directors, executive officers and the Company’s Employee Stock Ownership Plan of the registrant are deemed to be shares held by affiliates.
The number of shares of Registrant's Common Stock outstanding as of February 28, 2023 was 5,657,581.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts. They often include words or phrases such as “is optimistic,” "project," “believe,” “expect,” “anticipate,” “estimate,” "assume" and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Statements in this report that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements include, without limitation:(i) those relating to the Company’s and Community Bank of the Chesapeake’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin, non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or future financial or business performance strategies or expectations; (ii) any statements of the plans, objectives, or expected benefits associated with the proposed merger of the Company with and into Shores Bancshares, Inc.; (iii) any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaken or that we undertake in the future; (iv) plans and cost savings regarding branch closings or consolidation; (v) projections related to certain financial metrics, including with respect to the quarterly expense run rate; (vi) expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and (vii) any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein.
Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: (i) risks, uncertainties and other factors relating to the COVID-19 pandemic (including the length of time that the pandemic continues, the ability of states and local governments to successfully implement the lifting of restrictions on movement and the potential imposition of further restrictions on movement and travel in the future, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; (ii) the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates); (iii) the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environments; (iv) assumptions that interest-earning assets will reprice faster than interest-bearing liabilities and the Bank’s ability to maintain its current favorable funding mix; (v) our proposed merger with Shores Bancshares, Inc. may not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated; (vi) the synergies and other expected financial benefits from any acquisition that we have undertaken or may undertake in the future (including our proposed merger with Shore Bancshares, Inc.), may or may not be realized within the expected time frames or at all; (vii) the impact of our adoption of the CECL standard; (viii) limitations on our ability to declare and pay dividends or engage in share repurchases; (ix) changes in the Company's or the Bank's strategy, costs or difficulties related to integration matters might be greater than expected; (x) availability of and costs associated with obtaining adequate and timely sources of liquidity; (xi) the ability to maintain credit quality; (xii) general economic trends and conditions, including inflation and its impacts; (xiii) changes in interest rates; (xiv) loss of deposits and loan demand to other financial institutions; (xv) substantial changes in financial markets; (xvi) changes in real estate value and the real estate market; (xvii) regulatory changes; (xviii) the impact of government shutdowns or sequestration; (xix) the possibility of unforeseen events affecting the industry generally; (xx) the uncertainties associated with newly developed or acquired operations; (xxi) the outcome of pending or threatened litigation, including litigation pertaining to the proposed merger with Shore Bancshares, Inc., or of matters before regulatory agencies, whether currently existing or commencing in the future; (xxii) market disruptions and other effects of terrorist activities; and (xxiii) the matters described in “Item 1A Risk Factors” in this Annual Report on Form 10-K for the Year Ended December 31, 2022, and in the Company’s other Reports filed with the Securities and Exchange Commission (the “SEC”).
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
On December 14, 2022, the Company entered into a definitive agreement to undertake a merger of equals pursuant to which the Company and Bank will merge into Shore Bancshares, Inc. (NASDAQ: SHBI) ("Shore") in an all-stock transaction. The combined company will have total assets of approximately $6.0 billion on a pro forma basis. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies and which remains subject to shareholder and regulatory approval, as well as the satisfaction of customary closing conditions, holders of TCFC common stock will have the right to receive 2.3287 shares of Shore Bancshares, Inc. common stock. The merger is expected to close in the late second quarter or early third quarter of 2023. James M. Burke, The Community Financial Corporation's current President and Chief Executive Officer, will serve as President and Chief Executive Officer of the combined company.
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
The COVID-19 pandemic caused significant economic dislocation in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. In efforts to fight inflation, the Federal Open Market Committee increased the federal funds rate from a target range of 0% to 0.25% to a target range of 4.25 – 4.50% during 2022. The sharp increase in interest rates in 2022 not only increased yields earned on floating-rate commercial loans and liquid interest-earning assets, but also increased rates paid on interest bearing demand deposits. In 2022, due to interest-earning asset rates and repricing slightly outpacing rate increases on interest-bearing liabilities and an increase in the average balances of the higher yielding commercial real estate loan portfolio, the Company's net interest margin increased from 3.34% for the year ended December 31, 2021 to 3.38% for the year ended December 31, 2022.
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
Commercial real estate loans are secured by real property and the leases or businesses that produce income for the real property. The Bank generally limits its exposure to a single borrower to 15% of the Bank’s capital and participates with other lenders on larger projects. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price and have an initial contractual loan amortization period ranging from three to 20 years. Interest rates and payments on these loans typically adjust after an initial fixed-rate period, which is generally between three and ten years. Interest rates and payments on adjustable-rate loans are adjusted to a rate based on the United States Treasury Bill Index, London Interbank Offered Rate ("LIBOR") or other indices. The Company began transitioning loans referenced to LIBOR to the Secured Overnight Financing Rate ("SOFR") in 2022. The great majority of the Bank’s commercial real estate loans are secured by real estate located in the Bank’s primary market area.
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
Residential first mortgage loans with loan-to-value ratios in excess of 80% carry private mortgage insurance to lower the Bank’s exposure to approximately 80% of the value of the property. The Bank had fewer than 50 loans with private mortgage insurance at December 31, 2022 and 2021. All improved real estate that serves as security for a loan made by the Bank must be insured.
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
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). The Company sold $1.8 million of residential mortgage loans under this program for the year ended December 31, 2022 compared to $5.2 million in the year ended December 31, 2021.
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
The Officer’s Loan Committee ("OLC") consists of the following members of the Bank’s executive management; the Chief Executive Officer (“CEO”) and President, Chief Business Officer, Chief Lending Officer and the Senior Credit Officer ("SCO"). Three members of the OLC must approve all loans that meet the OLC threshold. Loans that fall below the OLC threshold are approved by the appropriate level of line and credit.
Loans to One Borrower
Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 100% of its reserve for possible credit losses. Under this authority, the Bank would have been permitted to lend up to $26.0 million to any one borrower at December 31, 2022. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $40.7 million to any one borrower at December 31, 2022. At December 31, 2022, the largest amount outstanding and committed to any one borrower and borrower’s related interests was $29.4 million.
Loan Commitments
The Bank negotiates standby commitments for the construction and purchase of real estate. It has been the Bank’s experience that few commitments expire unfunded. Refer to Note 18 "Commitments and Contingencies" in the consolidated financial statements for more information.
Maturity of Loan Portfolio
See Management's Discussion and Analysis ("MD&A") for information regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity as of December 31, 2022.
Asset Classification
Federal regulations require use of an internal asset classification system to report on asset quality. We use an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the Bank has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur. Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories but possess weaknesses are required to be designated “special mention.”
Assets classified as “substandard” or “doubtful,” require a specific valuation allowance for credit losses be established in an amount deemed prudent by management. Assets classified as “loss,” require either a specific allowance or charge-off for losses equal to 100% of the amount of the asset. For additional information regarding the Company's credit quality indicators and risk grading scale refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in the MD&A.
Delinquencies
The Bank’s collection procedures provide that when a loan is 15 days delinquent, the borrower is contacted, and payment is requested. If the delinquency continues, efforts will be made to contact the delinquent borrower and obtain payment. If these efforts prove unsuccessful, the Bank will pursue appropriate legal action including repossession of the collateral. In certain instances, the Bank will attempt to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize borrower’s financial affairs. For an analysis of past due loans as of December 31, 2022 and 2021, respectively, refer to Note 3 in the Consolidated Financial Statements.
Individually Assessed Loans
Loans that do not share the same common risk characteristics with other loans are individually assessed. Such loans include non-accrual loans, TDRs, loans classified as substandard or worse, loans that are greater than 89 days delinquent and any other loan identified by management for individual assessment. Reserves on individually assessed loans are measured on a loan-by-loan basis. Generally, consumer loans, including credit cards, are not individually assessed as the Bank's policy is to charge-off credit card loans when they become 180 days delinquent and other consumer loans when they are more than 90 days delinquent. For additional information regarding the Company's specific reserve methodology as well as the allowance for credit losses refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in the MD&A under Critical Accounting Policies and Asset Quality.
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
The Bank’s investment policy provides that securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors are classified as AFS and accounted for at fair value. There were no HTM investments securities at December 31, 2022 and 2021. Certain of the Company’s asset-backed securities are issued by private issuers (defined as an issuer that is not a government or a government-sponsored entity). The Company had no investments in any private issuer’s securities that aggregate to more than 10% of the Company’s equity. For a discussion of investments see the MD&A and Notes 1 and 2 in the Consolidated Financial Statements.
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
Deposits
The Bank’s deposit products include savings, money market, demand deposit and time deposit accounts. Products and services for deposit customers include safe deposit boxes, night depositories, cash vaults, automated clearinghouse transactions, wire transfers, ATMs, online and telephone banking, retail and business mobile banking, remote deposit capture, FDIC insured reciprocal deposits, merchant card services, credit monitoring, investment services, positive pay, payroll services, account reconciliation, bill pay, credit cards and lockbox. The Bank is a member of ACCEL, Master Card, Allpoint and Star ATM networks as well as the Bazing online membership discount program. As of December 31, 2022, the Bank operated 12 automated teller machines ("ATM") which includes one stand-alone location, and three interactive teller machines ("ITM") at the Fredericksburg-Harrison Crossing location.
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
Employee Demographics
As of December 31, 2022, Community Bank employed 198 full and part time employees (196 full time equivalent employees) of which approximately 73% were women. In addition, for those employees identifying as such, approximately 30% of our workforce have diverse ethnic backgrounds. The Bank’s employees were not represented by a collective bargaining agreement.
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
Compensation and Benefits
The Bank’s compensation and benefits package is designed to attract and retain a talented workforce. The Bank’s minimum wage for entry level positions is $20.00 per hour. In addition to salaries, benefits include a 401(k) plan with an employer matching contribution, an employee stock ownership plan, medical insurance benefits, paid short-term and long-term disability and life insurance, flexible spending accounts, tuition reimbursement, wellness benefits, paid time off, family leave and an employee assistance program.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2022, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
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
Transactions with Affiliates
The Bank, as a state nonmember bank, is limited in the amount of “covered transactions” with any affiliate. Covered transactions must also be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet collateral requirements. At December 31, 2022, we had no covered transactions with affiliates.
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
Additionally, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for violations of Title X of the Dodd-Frank Act or CFPB regulations under Title X, and to seek the kind of cease and desist orders applicable to entities subject to the CFPB’s supervisory authority (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). In May 2022, the CFPB issued an Interpretive Rule to clarify the authority of states to enforce federal consumer financial protections laws under the Consumer Financial Protection Act of 2010 (“CFPA”). Specifically, the CFPB confirmed that: (1) states can enforce the CFPA, including the provision making it unlawful for covered persons or service providers to violate any provision of federal consumer financial protection law; (2) the enforcement authority of states under section 1042 of the CFPA is generally not subject to certain limits applicable to the CFPB’s enforcement authority, such that States may be able to bring actions against a broader cross-section of companies than the CFPB; and (3) state attorneys general and regulators may bring (or continue to pursue) actions under their CFPA authority even if the CFPB is pursuing a concurrent action against the same entity.
State Regulation and Licensing Requirements
The Bank’s operations generally must satisfy the laws and standards of each individual U.S. state in which it operates. This means that when individual states differ in how they allow consumer financial products and services to be provided and used, the Bank must operate consistently in accordance with the most comprehensive requirements. Many states have consumer protection laws analogous to, or in addition to, the federal laws listed below, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, and unfair or deceptive business practices.
Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval for parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. The licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of fees), interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. The Bank may also be subject to supervision and examination by applicable state regulatory authorities in the jurisdictions in which it may offer consumer financial products or services.
Supervision and Regulation of Mortgage Banking Operations
The Bank’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and the Federal National Mortgage Association (“Fannie Mae”) with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. The Bank is also subject to examination by Fannie Mae, FHA and VA to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank’s mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.
Other Regulations
The Bank’s operations are also subject to federal laws applicable to credit transactions, and their implementing regulations, including the:
•Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act and Regulation X, requiring that borrowers for mortgage loans for 1-4 family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978 and Regulation V, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Practices Act and Regulation F, and the Telephone Consumer Protection Act, each governing the manner in which consumer debts may be collected by collection agencies and certain creditors;
•Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, authorizing the creation of legally binding and enforceable agreements utilizing electronic records and signatures;

•Military Lending Act, providing disclosure requirements, interest rate limitations, substantive conduct obligations, and prohibitions on certain behavior relating to loans made to covered borrowers, which include both servicemembers and their dependents;
•Servicemembers Civil Relief Act, setting certain interest rate limitations and allowing active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties; and
•Other rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
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
•Bank Secrecy Act of 1970 (“BSA), requiring financial institutions to assist U.S. government agencies to detect and prevent money laundering. Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury;
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
•The Community Reinvestment Act (“CRA”), which provides that a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign a rating to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions;
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
At December 31, 2022 and 2021, our loan portfolio included $1,232.8 million, or 67.7%, and $1,113.8 million, or 70.5%, respectively, of commercial real estate loans, $338.3 million, or 18.6%, and $194.9 million, or 12.4%, respectively, of residential rental loans, $42.1 million, or 2.3% and $50.5 million, or 3.2%, respectively of commercial business loans and $78.9 million, or 4.3% and $62.7 million, or 4.0%, respectively, of commercial equipment loans. We intend to maintain our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than owner-occupied 1-4 family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances compared to 1-4 family residential mortgage loans. Commercial business and equipment loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one commercial loan or credit relationship can expose us to a significantly greater risk of loss compared to a 1-4 family residential mortgage loan. At December 31, 2022 and 2021, $5.9 million, or 96.6% and $6.5 million, or 85.5%, respectively, of our non-accrual loans of $6.1 million and $7.6 million, respectively, consisted of commercial loans.
Imposition of limits by the bank regulators on commercial real estate lending activities could curtail the Company’s growth and adversely affect its earnings.
In 2006, the federal banking regulators issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” referred to as the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory inquiry where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. In December 2015, the federal banking regulators released a new statement on prudent risk management for commercial real estate lending, that indicated the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, the Company’s earnings could be adversely affected. At December 31, 2022, the Bank’s total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans represented 380.94% of the Bank’s total risk-based capital. Management has established a CRE lending framework to monitor specific exposures and limits by types within the CRE portfolio and takes appropriate actions, as necessary.
We may be required to make further increases in our provision for credit losses and to charge-off additional loans in the future. Further, our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
For the years ended December 31, 2022 and 2021, we recorded a provision for credit losses of $2.4 million and $0.6 million, respectively. We recorded net loan charge-offs of $0.5 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Our non-accrual loans, OREO and accruing TDRs totaled $6.5 million, or 0.27% of total assets and $8.1 million, or 0.35% of total assets, respectively, at December 31, 2022 and 2021. Loans that were classified as special mention and substandard were $10.5 million and $5.2 million, respectively, at December 31, 2022 and 2021. We had no loans classified as doubtful or loss at December 31, 2022 and 2021. If the economy and/or the real estate market weakens, more of our classified loans may become non-performing and we may be required to take additional provisions to increase our allowance for credit losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which would have a negative effect on our results of operations. We maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.
However, our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. Additionally, our regulators, as an integral part of their examination process, periodically review our allowance for credit losses and may require us to increase our allowance for credit losses by recognizing additional provisions for credit losses charged to expense, or to decrease our allowance for credit losses by recognizing loan charge-offs. Any such additional provisions for credit losses or charge-offs, could have a material adverse effect on our financial condition and results of operations.
We may experience increased levels of non-performing loans, charge-offs and delinquencies, which would require additional increases in our provision for credit losses.
Credit risks are inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may not mitigate these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses, which would cause our net income and return on equity to decrease.
Non-performing and classified assets could take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.
At December 31, 2022 and 2021, our non-accrual loans totaled $6.1 million, or 0.34% of our loan portfolio and $7.6 million, or 0.48% of our loan portfolio, respectively. At December 31, 2022 and 2021, our non-accrual loans, OREO and accruing TDRs totaled $6.5 million, or 0.27% of total assets and $8.1 million, or 0.35% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the amount of capital our regulators believe is appropriate to maintain. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income will be negatively impacted, and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
At December 31, 2022 and 2021 our total classified assets were $6.1 million and $5.2 million, respectively. While we continue to accrue interest income on classified loans that are performing, classified loans and other classified assets may negatively impact profitability by requiring additional management attention and regular monitoring. Increased monitoring of these assets by management may impact our ability to focus on opportunistic growth, potentially adversely impacting future profitability.
Our residential mortgage loans and home equity loans expose us to a risk of loss due to declining real estate values.
At December 31, 2022 and 2021, $79.9 million, or 4.4%, of our total loan portfolio, and $92.7 million, or 5.9%, of our total loan portfolio, respectively, consisted of owner-occupied 1-4 family residential mortgage loans. At December 31, 2022 and 2021, $25.6 million, or 1.4%, of our total loan portfolio and $25.7 million, or 1.6%, of our total loan portfolio, respectively, consisted of home equity loans and lines of credit. A decline in real estate values in our area could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
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
Our marketplace is primarily in the counties of Charles, Calvert, St. Mary’s and Anne Arundel, Maryland and neighboring communities, and the Fredericksburg area of Virginia. Many, if not most, of our customers live and/or work in those counties or in the greater Washington, DC metropolitan area. A significant portion of the population in our market area is affiliated with or employed by the federal government or at military facilities located in the area which contribute to the local economy. Because our services are concentrated in this market, we are affected by the general economic conditions in the greater Washington, DC area. Additionally, changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment, a reduction in federal government or military employment or programs or other factors could decrease the demand for banking products and services generally and/or impair the ability of existing borrowers to repay their loans, which could negatively affect our financial condition and performance. Declines in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for credit losses through increased provisions for credit losses, which would hurt our profits. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.
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
Inflation can have an adverse impact on our business and on our customers.
In 2022, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 from 0 - 0.25% at the beginning of the year to 4.25 – 4.50% as of December 31, 2022. Market interest rates increased in response over the course of the year. Inflation generally increases the cost of goods and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

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
Risks Related to the COVID-19 Pandemic
The economic impact of the COVID-19 pandemic or of another health emergency or pandemic could adversely affect our financial condition and results of operations.
The COVID-19 pandemic caused significant economic dislocation in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. As a result of the COVID-19 pandemic or of the emergence of another health emergency, epidemic, or pandemic, and the related adverse economic consequences from such a pandemic, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

•demand for our products and services may decline, making it difficult to grow assets and income;
•if we have high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•limitations may be placed on our ability to foreclose on properties we hold as collateral;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•our cybersecurity risks are increased if employees work remotely;
•we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.
Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
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
Significant variations in deposit concentrations and pricing could have a material adverse effect on our business, financial condition and results of operations. We manage portfolio diversification through our asset/liability committee process. We occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. The aggregate amount of our top 25 deposit relationships were $628.0 million, or 27.0%, of our total assets at December 31, 2021 and $662.9 million, or 27.5% of our total assets at December 31, 2022. The FDIC’s examination policies require that we monitor all customer deposit concentrations at or above 2% of total deposits. At December 31, 2022, the Bank had two local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $346.4 million which represented 16.6% of total deposits of $2,088.5 million. At December 31, 2021, there were two municipal customer deposit relationships that exceeded 2% of total deposits, totaling $335.6 million which represented 16.3% of total deposits of $2,056.2 million.
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
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.
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
The implementation of the Current Expected Credit Loss (“CECL”) accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on financial condition and results of operations.
FASB has adopted an accounting standard which the Company elected to adopt in January 2022. The impact at adoption was an increase to the allowance for credit losses of $2.5 million, the recording of a reserve for unfunded commitments of $0.2 million, an increase in deferred taxes of $0.7 million, and a decrease in retained earnings of $2.0 million. This standard, referred to as Current Expected Credit Loss, or CECL, requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. The adoption of CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on the Company’s financial condition and results of operations.
We may be adversely affected by changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that could continue to have an impact on the banking industry, borrowers and the market for single family residential and multi-family residential real estate. Changes resultant of this legislation included: lower limits on the deductibility of mortgage interest on single family residential mortgages; the elimination of interest deductions for home equity loans; a limitation on deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. Such changes in the tax laws may have an adverse effect on the market for, and valuation of, single family residential properties and multifamily residential properties, and on the demand for such loans in the future. In addition, these changes may have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership or multifamily residential property ownership becomes less attractive, demand for mortgage loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for credit losses. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2022, goodwill and other intangible assets totaled $11.5 million. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.
Our accounting estimates, and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate its allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that we use for determining its allowance for credit losses are inadequate, the allowance may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.
Regulatory Risks
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination as noted in the “Supervision and Regulation” section of this report. The regulation and supervision by the Maryland Commissioner, the Federal Reserve and the FDIC are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which we may conduct business and obtain financing. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.
The laws, rules, regulations, and supervisory guidance and policies applicable to us and the Bank are subject to regular modification and change, as are the interpretation, implementation, and enforcement of such laws, rules, regulations, guidance and policies. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products we may offer, or affect the competitive balance between banks and other financial institutions. Compliance with laws and regulations requires us to invest significant portions of our resources in compliance planning and training, monitoring tools, and personnel, and requires the time and attention of management. These costs can divert capital and focus away from efforts intended to maintain and grow our business. If we do not successfully comply with laws, regulations, or policies, we could be subject to fines, penalties, lawsuits, or judgments, our compliance costs could increase, our operations could be limited, and we may suffer damage to our reputation. If more restrictive laws, rules, and regulations are enacted or more restrictive judicial and administrative interpretations of current laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our profitability.
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
Additionally, state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and penalties and other relief. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we or the Bank become subject to such investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management.

Our use of vendors and our third-party business relationships are subject to increasing regulatory requirements and attention.
We may use vendors and subcontractors as part of our business, and we may depend on ongoing business relationships with other third-parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) and the CFPB. The CFPB has enforcement authority with respect to the conduct of third-parties that provide services to financial institutions, and the CFPB has indicated that it expects financial institutions and non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we may be expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.
It is expected that regulators will hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation.
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

Risks Relating to the Proposed Merger of Equals with Shore Bancshares, Inc.
The failure to receive the necessary regulatory or shareholder approvals for the Company's merger with Shore Bancshares, Inc. in a timely manner, would have a material negative impact on our financial results, operations, and reputation.
On December 14, 2022, the Company entered into a definitive merger agreement under which it will merge with Shore Bancshares, Inc. (“SHBI”) in a 100% stock transaction. Completion of the proposed merger remains subject to the receipt of required approvals from the OCC, the FRB, and the Maryland Commissioner of Financial Regulation, as well as the approval of the Company’s shareholders and the shareholders of Shore Bancshares, Inc.
While both companies are committed to continuing to seek all such approvals, the aforementioned regulatory approvals could be delayed or not obtained at all, including due to: an adverse development in either company's regulatory standing or in any other factors considered by regulators when granting such approvals, including factors not known at the present time.
If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. The Company could also be subject to litigation related to any failure to complete the merger.
Because the market price of Shore Bancshares, Inc. common stock may fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.
In the merger, each share of Company common stock that is issued and outstanding immediately prior to the effective time (except for certain excluded shares) will be converted into 2.3287 shares of SHBI common stock (NASDAQ: SHBI). This exchange ratio is fixed and will not be adjusted for changes in the market price of either SHBI common stock or Company common stock. Changes in the price of SHBI common stock between now and the time of the merger will affect the value that the Company’s shareholders will receive in the merger. However, neither SHBI nor the Company is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of SHBI common stock or Company common stock.
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in SHBI’s and the Company’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices for the common stock of other banking companies, the effects of the COVID-19 pandemic, and changes in laws and regulations, many of which are beyond SHBI’s and the Company’s control. Accordingly, at the time of the special meeting of shareholders of the Company to vote on the merger agreement, shareholders will not know the market value of the consideration that they will receive at the effective time of the merger.
The Company will be subject to business uncertainties and contractual restrictions while the merger with Shore Bancshares, Inc. is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of SHBI. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The Company has incurred and is expected to incur substantial costs related to the merger and integration.
The Company has incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transaction completed by the merger agreement, as well as the costs and expenses incurred in connection with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. If the merger is not completed, the Company would have incurred these expenses without realizing the expected benefits of the merger.
Stockholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of the Company.
Stockholders may bring claims in connection with the proposed merger and, among other remedies, may seek damages or an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or SHBI from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to the Company, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Furthermore, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.

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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our headquarters are located in Waldorf, MD. As of December 31, 2022, the Bank operates 12 full services branches. See Note 5, "Premises and Equipment" in the Notes to the Consolidated Financial Statements for additional information.
The net book value of premises, which included land, building and improvements, totaled $19.8 million and $18.8 million, respectively, at December 31, 2022 and 2021.

Branch Location	Address	Description	Owned or Leased
Bryans Road	8010 Matthews Road Bryans Road, MD 20616	Full service branch with drive-thru	Owned
Charlotte Hall	30165 Three Notch Rd Charlotte Hall, MD 20622	Full service branch with drive-thru	Owned
Charlottesville	1430 Rolkin Court, Suite 103 Charlottesville, VA 22911	Loan office	Leased
Dunkirk	10321 Southern Maryland Blvd Dunkirk, MD 20754	Full service branch with drive-thru	Leased
Fredericksburg	10 Chatham Heights Road, Suite 104 Fredericksburg, VA 22405	Loan office and operations center	Leased
Fredericksburg - Downtown	425 William Street Fredericksburg, VA 22401	Full service branch with drive-thru	Owned
Fredericksburg - Harrison Crossing	5831 Plank Road Fredericksburg, VA 22407	Full service branch with interactive teller machines	Owned
La Plata	101 Drury Dr La Plata, MD 20646	Full service branch with drive-thru	Owned
La Plata - Downtown	202 Centennial St La Plata, MD 20646	Full service branch with drive-thru and operations center	Owned
Leonardtown	25395 Point Lookout Rd Leonardtown, MD 20650	Full service branch with drive-thru and operations center	Owned
Lexington Park	22730 Three Notch Rd California, MD 20619	Full service branch with drive-thru	Owned
Lusby	11725 Rousby Hall Road Lusby, MD 20657	Full service branch with drive-thru	Land Leased Building Owned
Prince Frederick	200 Market Square Dr Prince Frederick, MD 20678	Full service branch with drive-thru	Land Leased Building Owned
Prince Frederick	995 N Prince Frederick Blvd, Suite 105 Prince Frederick, MD 20678	Loan office	Leased
Waldorf (Main Office)	3035 Leonardtown Rd Waldorf, MD 20601	Full service branch with drive-thru and operations center	Owned
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
Holders
The number of stockholders of record of the Company at February 28, 2023 was 755.
Dividends
During 2022, the Company declared and paid four quarters of dividends at $0.175 per share. The Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its stockholders. Under the Company’s general practice, dividends, if declared during the quarter, are paid prior to the end of the subsequent quarter. On November 30, 2022, the Company’s Board of Directors approved a dividend of $0.175 per share, payable during the first quarter of 2023 to shareholders of record as of January 10, 2023.
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
The transfer agent for the Company’s common stock is:
Broadridge Corporate Issuer Solutions, Inc.
51 Mercedes Way
Edgewood, NY 11717
Investor Relations: +1 (800) 353-0103
E-mail for investor inquiries: shareholder@broadridge.com
www.broadridge.com

Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Capital Market Composite), and a narrower index of the NASDAQ Bank Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2017 assuming reinvestment of all dividends paid into the stock or the index.
The graph and table were prepared assuming that $100 was invested on December 31, 2017, in the common stock and the securities included in the indexes.

Source: Bloomberg	Year Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
The Community Financial Corporation	100.00	77.20	95.43	72.54	109.56	113.30
NASDAQ Bank Index	100.00	83.83	104.26	96.44	137.82	115.38
NASDAQ Capital Market Composite	100.00	84.67	100.72	151.28	137.54	76.56
Recent Sales of Unregistered Securities
Not applicable.

Equity Compensation Plans
The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2022.

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
Purchases of Equity Securities by the Issuer
On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. The Company may repurchase the 99,450 shares remaining under the October 2020 stock repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. During 2022 and 2021, the Company repurchased 90,713 and 199,324 shares, respectively, at an average price of $39.19 and $35.35 per share, respectively. As of December 31, 2022, the Company had no remaining shares available to be repurchased under the 2020 repurchase plan. The following schedule shows the repurchases during the three months ended December 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	—	$—	—	—
November 1-30, 2021	—	—	—	—
December 1-31, 2021	—	—	—	—
Total	—	$—	—	—
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for credit losses, goodwill impairment, and the valuation of deferred tax assets to be critical accounting policies.
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
Allowance for Credit Losses
On January 1, 2022, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for determining the ACL with the CECL methodology. The measurement of expected credit losses under the CECL methodology applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. In addition, ASU 2016-13 made changes to the accounting for available-for-sale ("AFS") debt securities. Credit-related impairments of AFS debt securities are now recognized through an allowance for credit loss rather than a write-down of the securities' amortized cost basis when management does not intend to sell or believes that it is not likely that they will be required to sell the securities prior to recovery of the securities amortized cost basis.
Allowance for Credit Losses - Loans
The allowance for credit losses ("ACL") is an estimate of the expected credit losses for loans held for investment and off-balance sheet exposures. ASU 2016-13 replaced the incurred loss model that recognized a loss when it became probable that a credit loss had occurred, with a model that immediately recognizes the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased.
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
The Bank uses data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Quantitative and qualitative adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, inflation, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay or reduce the estimated value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
Loans that do not share common risk characteristics with other loans are individually assessed. Such loans include non-accrual loans, TDRs, loans classified as substandard or worse, loans that are greater than 89 days delinquent and any other loan identified by management for individual assessment. Reserves on individually assessed loans are measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Management assesses the ability of the borrower to repay the loan based upon all information available. Loans are examined to determine a specific allowance based upon the borrower’s payment history, economic conditions specific to the loan or borrower and other factors that would impact the borrower’s ability to repay the loan on its contractual basis. Depending on the assessment of the borrower’s ability to pay and the type, condition and value of collateral, management will establish an allowance amount specific to the loan.

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
Management has significant discretion in making the judgments inherent in the determination of the allowance for credit losses, including the valuation of collateral, assessing a borrower’s prospects of repayment and in establishing loss factors on the general component of the allowance. Changes in loss factors have a direct impact on the amount of the provision and on net income. Errors in management’s assessment of the global factors and their impact on the portfolio could result in the ACL not being adequate to cover losses in the portfolio and may result in additional provisions.
For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the discussion in this MD&A.
Allowance for Credit Losses - AFS Debt securities
The Company does not presently hold any HTM debt securities and therefore is not presently required to apply a CECL methodology for an HTM investment portfolio.
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
The Company’s allowance for credit losses and the resulting provision for credit losses involves a significant amount of management judgment and are based on the best information available at the time.
For additional information regarding the allowance for credit losses, refer to Notes 1 and 2 of the Consolidated Financial Statements and the discussion in this MD&A.
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
As there were no triggering events in 2022, no interim goodwill impairment tests were required and management performed an annual analysis during the fourth quarter of 2022. As of December 31, 2022, management concluded that goodwill was not impaired as there were no market or financial conditions that would indicate that it was more likely than not that goodwill was impaired.
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

	For the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Total assets	$2,410,017	$2,327,306
Less: intangible assets
Goodwill	10,835	10,835
Core deposit intangible	634	1,032
Total intangible assets	11,469	11,867
Tangible assets	$2,398,548	$2,315,439

Total common equity	$187,011	$208,133
Less: intangible assets	11,469	11,867
Tangible common equity	$175,542	$196,266

Common shares outstanding at end of period	5,648,435	5,718,528

GAAP common equity to assets	7.76%	8.94%
Non-GAAP tangible common equity to tangible assets	7.32%	8.48%

GAAP common book value per share	$33.11	$36.40
Non-GAAP tangible common book value per share	$31.08	$34.32

RECONCILIATION OF NON-GAAP MEASURES
Return on Average Common Equity (ROACE)
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	For the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021

Net income (as reported)	$28,317	$25,886

ROACE	14.76%	12.65%

Average equity	$191,872	$204,643
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

	For the Years Ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Net income (as reported)	$28,317	$25,886
Core deposit intangible amortization (net of tax)	297	370
Net earnings applicable to common shareholders	$28,614	$26,256

ROATCE	15.88%	13.64%

Average tangible common equity	$180,197	$192,518

COMPARISON OF RESULTS OF OPERATIONS
A comparison of the results of operations for the years ended December 31, 2022 and December 31, 2021 is presented below.

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
OPERATING DATA
Interest and dividend income	$82,707	$70,559
Interest expenses	9,182	4,125
Net interest income ("NII")	73,525	66,434
Provision for credit losses	2,437	586
Provision for unfunded commitments	146	—
NII after provision for credit losses	70,942	65,848
Noninterest income	6,393	7,906
Noninterest expenses	39,434	39,152
Income before income taxes	37,901	34,602
Income taxes	9,584	8,716
Net income	28,317	25,886
Income available to common shares	$28,317	$25,886

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.22%	1.19%
Return on average common equity ("ROACE")	14.76	12.65
Return on Average Tangible Common Equity ("ROATCE")**	15.88	13.64
Average total equity to average total assets	8.24	9.44
Interest rate spread	3.18	3.28
Net interest margin	3.38	3.34
Efficiency ratio (1)	49.34	52.67
Non-interest income to average assets	0.27	0.36
Non-interest expense to average assets	1.69	1.81
Net operating expense to average assets (2)	1.42	1.44
Average interest-earning assets to average interest-bearing liabilities	147.05	130.61
Net charge-offs to average portfolio loans	0.03	0.11
_______________________________________
(1) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(2) Net operating expense is the sum of non-interest expense offset by non-interest income.
** Non-GAAP financial measure. See reconciliation of GAAP and NON-GAAP measures.

Summary Financial Results
In 2022, profitability increased from increases in interest-earning asset yields and expense control, partially offset by increased interest expense from higher funding costs, lower non-interest income and higher provision for credit losses as the Bank transitioned from an incurred loss model to an expected loss model following the adoption of CECL in 2022. Although, the COVID-19 pandemic continued to present both economic and operational challenges in 2022, there were no customers with COVID-19 deferrals at December 31, 2022. The Company improved credit quality by resolving multiple non-accrual loans, reducing nonperforming assets to 0.27% of total assets at December 31, 2022 compared to 0.35% at December 31, 2021.
During 2022, the Company delivered record earnings. We have solidified our market share and improved our deposit franchise in Southern Maryland, establishing a strong foothold in and around Fredericksburg, Virginia, had solid portfolio loan growth and added new technology initiatives in both markets. Net income for the year ended December 31, 2022 was $28.3 million or $5.00 per diluted share compared to net income of $25.9 million or $4.47 per diluted share for the year ended December 31, 2021. The Company’s ROAA and ROACE were 1.22% and 14.76% for the year ended December 31, 2022 compared to 1.19% and 12.65% for the year ended December 31, 2021. The $2.4 million increase to net income in 2022 compared to 2021 included increased net interest income of $7.1 million for the comparable periods. This addition to net income was partially offset by increased loan loss provision of $1.9 million, decreased noninterest income of $1.5 million, increased income tax expense of $0.9 million, and increased noninterest expense of $0.3 million for the comparable periods.
Net interest income increased in 2022 primarily due to growth in loans and increases in investment and loan yields partially offset by increased interest expense from higher funding costs. The loan loss provision increased due to loan portfolio growth and higher reserve percentages following the Company's adoption of CECL. Noninterest income decreased primarily due to the lack of gains on the sale of investment securities and reduced interest rate protection referral fee income, partially offset by a $0.7 million gain on the sale of the Bank's equity investment in Infinex. The increase in noninterest expense for the comparable periods was primarily due to increased expenses for occupancy, merger and acquisition costs, data processing and professional fees. These increases to noninterest expense were partially offset by decreased compensation, fraud losses and OREO expenses. The increase in income tax expense was due to higher pre-tax income.
The Company’s efficiency ratio improved (decreased) from 52.67% for the year ended December 31, 2021 to 49.34% for the year ended December 31, 2022, as a result of expense control and increased net interest income. Management believes it is important to continue to focus on creating operating leverage. We believe our continued focus on new products and services will increase non-interest income as a percentage of revenues over time. Controlling expense growth and increasing noninterest income will better prepare the Company for changes in interest rates and credit cycles.
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
Balance sheet financial highlights for 2022 include:
•On December 14, 2022, the Company entered into a definitive agreement to undertake a merger of equals pursuant to which the Company and Bank will merge into Shore Bancshares, Inc. (NASDAQ: SHBI) ("Shore") in an all-stock transaction. The combined company will have total assets of approximately $6.0 billion on a pro forma basis. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, and which remains subject to shareholder and regulatory approval, as well as the satisfaction of customary closing conditions, holders of TCFC common stock will have the right to receive 2.3287 shares of Shore Bancshares, Inc. common stock. The merger is expected to close in the late second quarter or early third quarter of 2023. James M. Burke, The Community Financial Corporation's current President and Chief Executive Officer, will serve as President and Chief Executive Officer of the combined company.
•Gross portfolio loans increased 15.3% or $242.1 million to $1.82 billion at December 31, 2022. The increase was driven by $117.3 million and $143.3 million of growth in our commercial real estate loan portfolio and residential rental loan portfolio, respectively. The increase was partially offset by a $18.3 million decrease in our construction and land development portfolio.
•The Bank’s expansion into Virginia has significantly contributed to our growth over the last five years. Fredericksburg, Spotsylvania and surrounding areas provide substantial opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology. At December 31, 2022, loans in the greater Fredericksburg, Virginia area accounted for approximately 49% of the Bank's outstanding portfolio loans. In addition, Fredericksburg branch deposits were $103.7 million with an average cost of deposits of 46 basis points.
•Non-performing assets improved in 2022 comparing December 31, 2022 to December 31, 2021:
◦Classified assets as a percentage of assets decreased 3 basis points to 0.25%.

◦Non-accrual loans, OREO and TDRs to total assets decreased 8 basis points to 0.27%.
•Total deposits increased $32.3 million or 1.6% to $2.1 billion at December 31, 2022. In 2021 and 2022, market disruptions caused by both the COVID-19 pandemic and industry consolidation assisted with organic growth and we believe industry consolidation will provide similar opportunities in 2023. The Company expects to service a wider customer base through the addition of the Bank's second full-service branch in Virginia that opened in the second quarter of 2022. Non-interest-bearing accounts and transaction accounts were 30.2% and 83.4% of deposits at December 31, 2022 and 21.7% and 84.1% at December 31, 2021.
•On December 9, 2021, the Company announced its Board of Directors approved the resumption of repurchases allowed under the stock repurchase plan originally adopted in October 2020 (the "2020 Repurchase Plan"). The Company was permitted to repurchase up to the 99,450 shares remaining under the 2020 Repurchase Plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. During 2022, the Company repurchased 90,713 shares at an average price of $39.19 per share and completed its authorization under the 2020 Repurchase Plan.
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

Average Balances and Yields:
The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. There was $0.2 million and $0.4 million of accretion interest during the years ended December 31, 2022 and 2021, respectively.

	For the Years Ended December 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,179,776	$50,706	4.30%	$1,085,823	$43,536	4.01%
Residential first mortgages	83,485	2,889	3.46%	107,011	3,250	3.04%
Residential rentals	234,800	9,509	4.05%	151,606	6,180	4.08%
Construction and land development	27,947	1,496	5.35%	36,891	1,658	4.49%
Home equity and second mortgages	25,774	1,298	5.04%	28,051	977	3.48%
Commercial loans	42,303	2,708	6.40%	46,390	2,032	4.38%
Commercial equipment loans	71,416	2,937	4.11%	60,845	2,567	4.22%
SBA PPP loans	8,770	960	10.95%	82,901	5,203	6.28%
Consumer loans	4,590	235	5.12%	1,783	73	4.09%
Allowance for credit losses	(21,593)	—	—%	(18,788)	—	—%
Loan portfolio	1,657,268	72,738	4.39%	1,582,513	65,476	4.14%
Taxable investment securities	469,393	9,046	1.93%	336,267	4,623	1.37%
Nontaxable investment securities	20,325	442	2.17%	17,515	369	2.11%
Interest-bearing deposits in other banks	24,844	319	1.28%	33,095	70	0.21%
Federal funds sold	6,371	162	2.54%	20,916	21	0.10%
Interest-Earning Assets ("IEAs")	2,178,201	82,707	3.80%	1,990,306	70,559	3.55%
Cash and cash equivalents	43,993			78,849
Goodwill	10,835			10,835
Core deposit intangible	840			1,290
Other assets	94,732			86,579
Total Assets	$2,328,601			$2,167,859

Average Balances and Yields: (Continued)

	For the Years Ended December 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$634,805	$—	—%	$417,935	$—	—%
Interest-bearing deposits
Savings	121,975	92	0.08%	108,189	54	0.05%
Demand deposits	621,755	5,133	0.83%	660,330	345	0.05%
Money market deposits	376,039	523	0.14%	358,006	397	0.11%
Certificates of deposit	313,429	1,463	0.47%	342,755	1,805	0.53%
Total interest-bearing deposits	1,433,198	7,211	0.50%	1,469,280	2,601	0.18%
Total Deposits	2,068,003	7,211	0.35%	1,887,215	2,601	0.14%
Long-term debt	3,848	48	1.25%	23,072	219	0.95%
Short-term borrowings	12,696	426	3.36%	—	—	—%
Subordinated notes	19,536	1,006	5.15%	19,488	1,006	5.16%
Guaranteed preferred beneficial interest in junior subordinated debentures	12,000	491	4.09%	12,000	299	2.49%
Total Debt	48,080	1,971	4.10%	54,560	1,524	2.79%
Interest-Bearing Liabilities ("IBLs")	1,481,278	9,182	0.62%	1,523,840	4,125	0.27%
Total funds	2,116,083	9,182	0.43%	1,941,775	4,125	0.21%
Other liabilities	20,646			21,441
Stockholders' equity	191,872			204,643
Total Liabilities and Stockholders' Equity	$2,328,601			$2,167,859

Net interest income		$73,525			$66,434

Interest rate spread			3.18%			3.28%
Net yield on interest-earning assets			3.38%			3.34%
Average loans to average deposits			80.14%			83.85%
Average transaction deposits to total average deposits **			84.84%			81.84%
Ratio of average IEAs to average IBLs			147.05%			130.61%
_______________________________________
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

Years Ended December 31, 2022 and December 31, 2021	Changes Due To
(dollars in thousands)	Volume	Rate	Total
Interest income:
Loan portfolio
Commercial real estate	$4,040	$3,130	$7,170
Residential first mortgages	(814)	453	(361)
Residential rentals	3,369	(40)	3,329
Construction and land development	(479)	317	(162)
Home equity and second mortgages	(115)	436	321
Commercial loans	(261)	937	676
Commercial equipment loans	434	(64)	370
SBA PPP loans	(8,117)	3,874	(4,243)
Consumer loans	144	18	162
Taxable investment securities	2,569	1,854	4,423
Nontaxable investment securities	61	12	73
Interest-bearing deposits in other banks	(106)	355	249
Federal funds sold	(369)	510	141
Total interest-earning assets	$356	$11,792	$12,148

Interest-bearing liabilities:
Savings	$11	$27	$38
Demand deposits	(320)	5,108	4,788
Money market deposits	25	101	126
Certificates of deposit	(138)	(204)	(342)
Long-term debt	(240)	69	(171)
Short-term borrowings	427	(1)	426
Subordinated notes	2	(2)	—
Guaranteed preferred beneficial interest in junior subordinated debentures	—	192	192
Total interest-bearing liabilities	$(233)	$5,290	$5,057

Net change in net interest income	$589	$6,502	$7,091
Net interest income totaled $73.5 million for the year ended December 31, 2022, which represents a 10.7% increase from $66.4 million for the year ended December 31, 2021. Net interest income increased during 2022 compared to the prior year as the positive impacts of higher yields earned on loans and investments and average interest-earning asset growth, outpaced the negative impact of increased funding costs and decreased U.S. SBA PPP loan income. The Bank continues to concentrate our efforts to expand the number of lower cost transaction deposits balances and relationships. Non-interest bearing accounts and transaction accounts represented 30.2% and 83.4% of deposits at December 31, 2022 compared to 21.7% and 84.1% at December 31, 2021.
Net interest margin of 3.38% for the year ended December 31, 2022, was 4 basis points higher than the 3.34% for the year ended December 31, 2021. Increased net interest margin resulted primarily from the Company's interest earning asset yields (25 basis points) increasing at a slightly faster rate than overall funding costs (22 basis points). The sharp increase in interest rates in 2022 due to the Federal Open Market Committee("FOMC") actions resulted in increased interest income on floating-rate loans and liquid interest-earning assets and investments. The FOMC actions also enhanced competitive pressures and depositor expectations concerning deposit interest rates. Management expects that interest-bearing deposit accounts will reprice faster than loans and investments in the first six months of 2023 based on late fourth quarter 2022 trends. This expectation is primarily based on the assumption that the Federal Reserve will discontinue interest rate increases in the second half of 2022. Based on this assumption, margins could compress to between 3.10% and 3.40% in the first half of 2023 before stabilizing in the second half of 2023.
Average total earning assets increased 9.4%, for the year ended December 31, 2022 to $2.18 billion compared to $1.99 billion for the year ended December 31, 2021. Average loans increased a $74.8 million with growth in commercial real estate and residential rental loans, partially offset by reductions in U.S. SBA PPP and residential first mortgage loans. Interest income increased $12.1 million for the year ended December 31, 2022 compared to the same period of 2021. The increase in interest income resulted from higher interest yields accounting for $11.8 million, and larger average balances of interest-earning assets contributing $0.4 million.
Average total interest-bearing liabilities decreased 2.8%, for the year ended December 31, 2022 to $1.48 billion compared to $1.52 billion for the year ended December 31, 2021. Interest expense increased $5.1 million for the year ended December 31, 2022 compared to the same period of 2021. Interest expense increased $5.3 million due to higher interest rates, partially offset by $0.2 million reduction from decreased balances of interest-bearing liabilities.
The Bank's success at increasing transaction accounts, and in particular the increases in noninterest-bearing accounts, was an important factor in managing net interest margin in 2022. In addition, the decrease in time deposits positively impacted margins. During the year ended December 31, 2022, average noninterest-bearing demand deposits increased $216.9 million, or 51.9% to $634.8 million. Average transaction accounts increased $210.1 million or 13.6% to $1.75 billion from $1.54 billion for the year ended December 31, 2021. During the same timeframe average time deposits decreased $29.3 million or 8.6%, to $313.4 million for the year ended December 31, 2022. Funding costs increased at a faster rate as the percentage of funding coming from transaction accounts increased from 79.5% for the year ended December 31, 2021 to 82.9% for the year ended December 31, 2022.
Interest income accretion on acquired loans contributed $0.2 million and $0.4 million to interest income in 2022 and 2021, respectively. U.S. SBA PPP interest income contributed $1.0 million in 2022 compared to $5.2 million in 2021. For the year ended December 31, 2022, net interest margin increased four basis points as a result of net U.S. SBA PPP loan interest income recognition compared to increased net interest margin of 13 basis points for the year ended December 31, 2021.
In the last six months of 2021, interest expense increased by $0.1 million due to prepayment fees recognized on the early repayment of $15.0 million of higher-rate long-term FHLB advances. There were no comparable transactions in 2022.
Interest rates increased in 2022 as the FOMC worked to mitigate the impact of inflation on the U.S. economy. The FOMC increased the Fed Funds rate from 0% at December 2021 to the current rate of 4.50% to 4.75% in March 2023. The below table illustrates how the Company's average rates responded during the five quarters ending December 31, 2022 and provides a summary of the Company's margins throughout 2022:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Interest rate spread	3.24%	3.26%	3.14%	3.05%	3.17%
Net interest margin	3.64%	3.47%	3.25%	3.12%	3.22%
Loan Yields	4.92%	4.46%	4.13%	3.99%	4.13%
Cost of funds	0.89%	0.43%	0.23%	0.17%	0.17%
Cost of deposits	0.77%	0.36%	0.16%	0.10%	0.11%
Provision for Credit Losses
The following table shows the provision for credit losses for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2022	2021

Provision for credit losses	$2,437	$586
The provision for credit losses is a function of the calculation of the allowance for credit losses on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.
See further discussion of the provision under the Asset Quality section in the Comparison of Financial Condition section of MD&A.

Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$422	$528	$(106)	(20.1)%
Gain on sale of assets	695	68	627	922.1%
Net gains on sale of investment securities	—	586	(586)	(100.0)
Unrealized (loss) gain on equity securities	(555)	(139)	(416)	299.3%
Loss on premises and equipment held for sale	—	(25)	25	(100.0)
Income from bank owned life insurance	870	871	(1)	(0.1)%
Service charges	4,379	4,301	78	1.8%
Referral fee income	375	1,822	(1,447)	(79.4)
Net (loss) gain on sale of loans originated for sale	(2)	85	(87)	(102.4)
Gain (loss) on sale of loans	209	(191)	400	(209.4)
Total Noninterest Income	$6,393	$7,906	$(1,513)	(19.1)%
Noninterest income for the year ended December 31, 2022 decreased compared to the year ended December 31, 2021 primarily due to gains on the sale of investment securities in 2021, decreased referral fee income and unrealized losses on securities invested in a Community Reinvestment Act mutual fund that was impacted by increases in interest rates. These reductions for the comparable periods were partially offset by a $0.7 million gain on the sale of the Bank's equity investment in Infinex, and an increase in noninterest income related to the sale of impaired loans. Noninterest income decreased from 0.36% of average assets in 2021 to 0.27% of average assets in 2022.
There were $11.9 million of securities sold during the year ended December 31, 2021 for net gains of $0.6 million. There were no comparable sales during the year ended December 31, 2022.
The Bank refers customers to a third-party financial institution that offers interest rate protection for the length of a loan. This product has enabled the Bank to be more rate competitive with larger institutions in our market area without increasing interest rate risk. The rapid increase in interest rates during 2022 impacted interest rate protection agreement referral fee opportunities. As a result, referral fee income decreased 79% from 2021 to 2022.
In the first quarter of 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans and recognized a loss on the sale of $0.2 million, and in the second quarter of 2022, impaired loan sales resulted in a gain of $0.2 million.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

(dollars in thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Noninterest Expense
Compensation and benefits	$20,806	$21,035	$(229)	(1.1)%
OREO valuation allowance and expenses	6	1,456	(1,450)	(99.6)%
Merger and acquisition costs	1,004	—	1,004	—%
Sub-total	21,816	22,491	(675)	(3.0)%
Operating Expenses
Occupancy expense	3,212	2,836	376	13.3%
Advertising	549	500	49	9.8%
Data processing expense	4,126	3,772	354	9.4%
Professional fees	3,490	2,857	633	22.2%
Depreciation of premises and equipment	657	558	99	17.7%
FDIC insurance	701	602	99	16.4%
Core deposit intangible amortization	398	495	(97)	(19.6)%
Fraud losses	286	1,260	(974)	(77.3)%
Other expenses	4,199	3,781	418	11.1%
Total Operating Expenses	$17,618	$16,661	$957	5.7%
Total Noninterest Expense	$39,434	$39,152	$282	0.7%
The 0.7% increase in non-interest expense for the comparable periods was primarily due to increased expenses for merger and acquisition costs, occupancy, data processing and professional fees. These increases to noninterest expense were partially offset by decreased compensation, fraud losses and OREO expenses.
Compensation and benefits were lower for the comparative periods due to lower health insurance claims, a lower average full time equivalent ("FTE") count than the prior year and decreases in certain compensation plan accruals. The decrease attributed to the lower average FTE count was partially offset by the Company's decision in the second quarter of 2022 to increase base compensation by 4% and its minimum starting wage to $20.00 per hour for non-executive employees to address local wage pressure caused by inflation and to attract and retain our employees. In addition, compensation and benefits expense has benefited from the Company's increased use of technology. The Bank's overall full time equivalent ("FTE") head count fluctuated between 190 and 199 employees for the year ended December 31, 2022.
During 2022, data processing, professional fees, and occupancy costs increased substantially compared to the prior year due in large part to the increased cost of labor and materials due to inflation. Additionally, the occupancy costs increased during the second half of 2022 with the opening of a new branch in Fredericksburg - Harrison Crossing, Virginia. These increases were partially offset by a decrease of $0.8 million in OREO expense recognized in the fourth quarter of 2021.
Fraud losses in 2021 include a $1.2 million charge, net of a partial recovery, related to an isolated wire transfer fraud incident that occurred in the first quarter of 2021. Our investigation found no evidence that information systems of the Bank were compromised or that employee fraud was involved.

The following is a breakdown of OREO expense for the years ended December 31, 2022 and 2021:

(dollars in thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Valuation allowance	$—	$1,387	$(1,387)	(100.0)%
Losses (gains) on dispositions	—	(17)	17	(100.0)%
Operating expenses	6	86	(80)	(93.0)%
	$6	$1,456	$(1,450)	(99.6)%
The decreased OREO expense during the year ended December 31, 2022 reflect management's actions in 2021 to timely resolve non-performing assets. OREO expenses have moderated in 2022 as the Bank had no OREO balances at December 31, 2021 and December 31, 2022.
For the year ended December 31, 2022 the efficiency ratio and net operating expense to average asset ratio were 49.34% and 1.42%, respectively compared to 52.67% and 1.44%, respectively, for the year ended December 31, 2021. Management remains committed to controlling expenses through leveraging technology to employ scalable solutions.
For the years ended December 31, 2022 and 2021, the Company recorded income tax expense of $9.6 million and $8.7 million, respectively. The Company's consolidated effective tax rate for 2022 was 25.3% compared to 25.2% for the year ended December 2021.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2022 AND 2021
The following table shows selected historical consolidated financial data for the Company, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Annual 10-K report.

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
FINANCIAL CONDITION DATA
Total assets	$2,410,017	$2,327,306
Loans receivable, net	1,798,517	1,586,791
Investment securities	467,239	502,818
Goodwill	10,835	10,835
Core deposit intangible	634	1,032
Deposits	2,088,463	2,056,164
Borrowings	79,000	12,231
Junior subordinated debentures	12,000	12,000
Subordinated notes - 4.75%, net of debt issuance costs	19,566	19,510
Stockholders’ equity - common	187,011	208,133

	At or for the Years Ended
(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
COMMON SHARE DATA
Basic earnings per common share	$5.01	$4.47
Diluted earnings per common share	5.00	4.47
Dividends declared per common share	0.70	0.58
Common dividend payout ratio	13.97	12.86
Book value per common share	33.11	36.40
Tangible book value per common share	31.08	34.32
Common shares outstanding at end of period	5,648,435	5,718,528
Basic weighted average common shares	5,652,189	5,788,003
Diluted weighted average common shares	5,659,629	5,797,525

OTHER DATA
Full-time equivalent employees	196	186
Full-service offices	12	11
Loan Production Offices	4	4

CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.60%	9.23%
Tier 1 common capital to risk-weighted assets	11.26	11.92
Tier 1 capital to risk-weighted assets	11.87	12.64
Total risk-based capital to risk-weighted assets	14.08	14.92
Common equity to assets	7.76	8.94
Tangible common equity to tangible assets	7.32	8.48

Assets
Total assets increased $82.7 million or 3.55% to $2.41 billion at December 31, 2022 from December 31, 2021 primarily due to net loan growth. Cash decreased $114.2 million, or 81.76%, to $25.5 million and was used to fund net loan growth. Available for sale ("AFS") securities, which are reported at fair value, decreased $35.6 million, or 7.08%, to $467.2 million, primarily due to unrealized losses from rising interest rates during 2022. Correspondingly, deferred tax assets increased $15.6 million to $24.7 million primarily due to increases in unrealized losses of the Bank's AFS investment portfolio related to changes in interest rates. Deferred tax assets also increased due to the adoption of the current expected credit losses ("CECL") accounting standard on January 1, 2022.
Cash and Cash Equivalents
Cash and cash equivalents totaled $25.5 million at December 31, 2022, compared to $139.7 million at December 31, 2021. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at December 31, 2022 and December 31, 2021, had estimated fair value of $471.8 million and $504.3 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at December 31, 2022 and December 31, 2021. AFS securities are evaluated quarterly to determine whether a decline in their value is the result of a deterioration in credit quality. A reserve for credit losses was not recorded for the periods reported.
Gross unrealized losses at December 31, 2022 and December 31, 2021 for AFS securities were $58.4 million and $6.0 million, respectively, of amortized cost of $521.0 million and $500.5 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 68.0% or $354.2 million (amortized cost) of its AFS investment securities, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's investment of $49.6 million (amortized cost) in student loan trusts, which represent 9.5% of the AFS investment portfolio, are 97% U.S. government guaranteed. At December 31, 2022, the Company also had $99.8 million or 19.2% of AFS investments in municipal bonds.
At December 31, 2022 and December 31, 2021, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had average lives of 6.02 years and 6.91 years, and average durations of 5.00 years and 6.41 years, respectively. At December 31, 2022 and December 31, 2021, AFS asset-backed securities issued by student loan trust and others had an average life of 6.01 years and 6.24 years, and an average duration of 4.83 years and 6.03 years, respectively. AFS municipal bonds issued by states, political subdivisions or agencies had an average life of 10.51 years and 8.75 years and an average duration of 8.72 years and 7.83 years at December 31, 2022 and December 31, 2021, respectively.

The amortized cost of AFS investment securities by contractual maturity at December 31, 2022 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at December 31, 2022 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$21,592	3.51%	$83,129	3.48%	$139,511	3.37%	$73,192	3.10%	$317,424	$285,439
Asset-backed securities issued by Others	4,228	4.26%	16,278	4.21%	27,320	3.98%	14,333	3.45%	62,159	59,518
Municipal securities	6,786	2.50%	26,127	2.50%	43,849	2.50%	23,004	2.90%	99,766	79,618
Corporate bonds	331	4.03%	1,274	4.03%	2,137	4.03%	1,121	—%	4,863	4,404
U.S. Treasury bonds	2,504	1.17%	9,641	1.24%	16,180	1.23%	8,488	—%	36,813	33,767
Total AFS investment securities	$35,441	3.24%	$136,449	3.21%	$228,997	3.11%	$120,138	3.08%	$521,025	$462,746
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS investment securities by carrying value at December 31, 2022 and December 31, 2021. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

December 31, 2022		December 31, 2021
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$425,907	AAA	$456,162
AA	32,297	AA	41,455
A	138	A	222
BBB	4,404	BB	—
Total	$462,746	Total	$497,839

Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of the tri-county area in Southern Maryland, the city of Fredericksburg, Virginia and Spotsylvania, Stafford and Orange counties in Virginia. In 2021, the Bank increased lending in Virginia in the cities and surrounding areas of Culpeper, Orange and Charlottesville. The Bank opened a loan production office in Charlottesville, Virginia in 2022. At December 31, 2022, loans in Maryland and Virginia are almost evenly distributed with approximately 49% of the Bank's outstanding portfolio loans in our expanding Virginia market. Management is optimistic that the Virginia market will continue to provide opportunities for organic growth.
In 2022, net loans increased $211.7 million primarily due to growth in commercial and residential rental portfolios being offset by U.S. SBA PPP loan forgiveness and decreases in construction and land development and residential first mortgages portfolios. Total portfolio loans which include all loans except the U.S. SBA PPP loans, grew to $1.82 billion as of December 31, 2022 from $1.58 billion as of December 31, 2021, with commercial portfolios increasing $250.1 million or 17.1% and consumer and residential mortgages portfolios decreasing $8.0 million or 6.7%.
During 2020 and 2021, the Company originated 1,532 U.S. SBA PPP loans with original balances of $201.3 million. As of December 31, 2022, there were two U.S. SBA PPP loans with outstanding balances of $0.3 million.
The following is a breakdown of the Company’s loan portfolio, net of deferred costs and fees at December 2022 and December 2021:

	At December 31,
	2022		2021
(dollars in thousands)	Balance	%	Balance	%	$ Change	% Change
Portfolio Loans:
Commercial real estate	$1,232,826	67.69%	$1,113,793	70.54%	$119,033	10.69%
Residential first mortgages	79,872	4.39%	92,710	5.87%	(12,838)	(13.85)%
Residential rentals	338,292	18.58%	194,911	12.35%	143,381	73.56%
Construction and land development	17,259	0.95%	35,502	2.25%	(18,243)	(51.39)%
Home equity and second mortgages	25,602	1.41%	25,661	1.63%	(59)	(0.23)%
Commercial loans	42,055	2.31%	50,512	3.20%	(8,457)	(16.74)%
Consumer loans	6,272	0.34%	3,015	0.19%	3,257	108.03%
Commercial equipment	78,890	4.33%	62,706	3.97%	16,184	25.81%
Total portfolio loans	1,821,068	100.00%	1,578,810	100.00%	242,258	15.34%
Less: Allowance for credit losses	(22,890)	(1.26)%	(18,417)	(1.17)%	(4,473)	24.29%
Total net portfolio loans	1,798,178		1,560,393		237,785	15.24%
U.S. SBA PPP loans	339		26,398		(26,059)	(1)
Total net loans	$1,798,517		$1,586,791		$211,726	—
_______________________________________
**December 2021 reported balance are shown net of deferred costs and fees to conform with the current period's presentation.

Maturity of Loan Portfolio
The following table sets forth information at December 31, 2022 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

December 31, 2022
(dollars in thousands) Description of Asset	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due After 15 Years	Total Loans and Leases
Real Estate Loans
Commercial	$111,521	$241,698	$649,900	$229,707	$1,232,826
Residential first mortgage	4,644	14,374	41,360	19,494	79,872
Residential rentals	7,357	48,197	122,205	160,533	338,292
Construction and land development	13,608	3,651	—	—	17,259
Home equity and second mortgage	1,404	3,994	14,536	5,668	25,602
Commercial loans	42,055	—	—	—	42,055
Consumer loans	4,999	984	289	—	6,272
Commercial equipment	20,097	55,601	3,192	—	78,890
Total portfolio loans	$205,685	$368,499	$831,482	$415,402	$1,821,068
U.S. SBA PPP loans	103	236	—	—	339
Total portfolio loans	$205,788	$368,735	$831,482	$415,402	$1,821,407
The following table sets forth the dollar amount of all loans due after one year from December 31, 2022, which have predetermined interest rates and have floating or adjustable interest rates.

December 31, 2022	Fixed Rates	Floating or Adjustable Rates	Total
(dollars in thousands) Description of Asset
Real Estate Loans
Commercial	$142,475	$978,830	$1,121,305
Residential first mortgage	61,585	13,643	75,228
Residential rentals	31,482	299,453	330,935
Construction and land development	3,582	69	3,651
Home equity and second mortgage	8	24,190	24,198
Consumer loans	1,273	—	1,273
Commercial equipment	17,293	41,500	58,793
Gross portfolio loans	$257,698	$1,357,685	$1,615,383
U.S. SBA PPP loans	236	—	236
Total portfolio loans	$257,934	$1,357,685	$1,615,619
Loan Concentrations
At December 31, 2022 and 2021 commercial loans, which include commercial real estate, residential rentals, commercial equipment and commercial loans, represented 92.9% and 90.1%, respectively, of total portfolio loans. The Bank's commercial loans are concentrated in our market area; however, these loans are distributed among many different borrowers in numerous industries.
Non-owner-occupied commercial real estate as a percentage of risk-based capital at December 31, 2022 and 2021 were $1,032.6 million or 380.9% and $813.0 million or 331.4%, respectively. Construction loans as a percentage of risk-based capital at December 31, 2022 and 2021 were $135.0 million or 49.8% and $140.4 million or 57.2%, respectively.

Asset Quality
The following table shows asset quality information and ratios at and for the years ended December 31, 2022 and 2021, respectively:

	At or for the Years Ended December 31,
(dollars in thousands)	2022	2021
SELECTED ASSET QUALITY DATA
Gross portfolio loans	$1,821,068	$1,578,943
Classified assets	6,115	5,211
Allowance for credit losses	22,890	18,417

Past due loans - 31 to 89 days	604	568
Past due loans >=90 days (1)	438	961
Total past due loans	1,042	1,529

Non-accrual loans (2)	6,115	7,631
Accruing troubled debt restructures (TDRs) (3)	429	447
Other Real Estate Owned (OREO)	—	—
Non-accrual loans, OREO and TDRs	$6,544	$8,078

SELECTED ASSET QUALITY RATIOS (4)
Classified assets to total assets	0.25%	0.22%
Classified assets to risk-based capital	2.23	2.10
Allowance for credit losses to portfolio loans	1.26	1.17
Allowance for credit losses to non-accrual loans	374.33	241.34
Past due loans - 31 to 89 days to portfolio loans	0.03	0.04
Past due loans >=90 days to portfolio loans	0.02	0.06
Total past due (delinquency) to portfolio loans	0.06	0.10
Non-accrual loans to portfolio loans	0.34	0.48
Non-accrual loans and TDRs to portfolio loans	0.36	0.51
Non-accrual loans and OREO to total assets	0.25	0.33
Non-accrual loans and OREO to portfolio loans and OREO	0.34	0.48
Non-accrual loans, OREO and TDRs to total assets	0.27	0.35
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

Allowance for Credit Losses ("ACL") and Provision for Credit Losses ("PCL")
The following is a breakdown of the Company’s general and specific allowances as a percentage of total portfolio loans at December 31, 2022 and 2021:
Breakdown of general and specific allowance as a percentage of total portfolio loans (1)

	December 31, 2022	December 31, 2021
General allowance	$22,781	$18,151
Specific allowance	109	266
	$22,890	$18,417

General allowance	1.25%	1.15%
Specific allowance	0.01%	0.02%
Allowance to total portfolio loans (1)	1.26%	1.17%

Allowance to non-acquired total portfolio loans (2)	n/a	1.20%

Total acquired loans (2)	n/a	$42,182
Non-acquired loans**(2)	n/a	$1,536,761
Total portfolio loans	$1,821,068	$1,578,943
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
The Bank uses data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, or reduce the estimated value of any underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2022 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
Upon the adoption of ASC 326, the Company recorded a $2.5 million increase to the ACL. ACL balances increased to 1.26% of portfolio loans at December 31, 2022 compared to 1.17% at December 31, 2021. At December 31, 2022, the Company's ACL increased $4.5 million or 24.3% to $22.9 million from $18.4 million at December 31, 2021. The increase in the general allowance was primarily related to the impact of adoption of ASC 326 and portfolio loan growth.
The Company recorded a provision for credit losses of $2.4 million for the year ended December 31, 2022 compared to $0.6 million for the year ended December 31, 2021. Net charge-offs decreased $1.1 million from $1.6 million or 0.11% of average loans for the year ended December 31, 2021 to $0.5 million or 0.03% of average loans for the year ended December 31, 2022. During the year ended December 31, 2021, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $9.1 million, net of charge-offs of $1.4 million, and recognized a loss on the sale of $0.2 million. During the year ended December 31, 2022, the Bank sold non-accrual and classified commercial real estate and residential mortgage loans with an amortized cost of $3.4 million, net of charge-offs of $0.4 million, and recognized a gain on the sale of $0.2 million.
Management believes that the allowance is adequate at December 31, 2022. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.
The following table allocates the allowance for credit losses by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2022		2021
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial real estate	$17,650	67.69%	$13,095	70.66%
Residential first mortgages	207	4.39%	1,002	5.77%
Residential rentals	3,061	18.58%	2,175	12.35%
Construction and land development	160	0.95%	260	2.25%
Home equity and second mortgages	126	1.41%	274	1.62%
Commercial loans	190	2.31%	582	3.20%
Consumer loans	154	0.34%	58	0.19%
Commercial equipment	1,342	4.33%	971	3.96%
U.S. SBA PPP loans	—	—%	—	—%
Total allowance for credit losses	$22,890	100.00%	$18,417	100.00%
_______________________________________
(1) Percent of loans in each category to total portfolio loans
The following table indicates net charge-offs by average portfolio loan category for the years ended as indicated:

	At or for the Years Ended December 31,
	2022			2021
(dollars in thousands)	Net Charge-off	Average Balance	%	Net Charge-off	Average Balance	%
Commercial real estate	$264	$1,179,776	0.02%	$1,914	$1,085,823	0.18%
Residential first mortgages	97	83,485	0.12	142	107,011	0.13
Residential rentals	—	234,800	—	46	151,606	0.03
Construction and land development	—	27,947	—	—	36,891	—
Home equity and second mortgages	(1)	25,774	—	(5)	28,051	(0.02)
Commercial loans	97	42,303	0.23	(467)	46,390	(1.01)
Consumer loans	49	4,590	1.07	—	1,783	—
Commercial equipment	(46)	71,416	(0.06)	(37)	60,845	(0.06)
	460	1,670,091	0.03	1,593	1,518,400	0.10
Allowance for credit losses	—	(21,593)	—	—	(18,788)	—
Total net charge-off and average portfolio loans	$460	$1,648,498	0.03%	$1,593	$1,499,612	0.11%
Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $0.4 million and increased due to impact of the ASC 326 adoption and growth in unfunded commitments for residential rental loans. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets increased $0.9 million from $5.2 million at December 31, 2021 to $6.1 million at December 31, 2022. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans is an important input into the Company's allowance methodology. Risk ratings are expected to be an important input into the Company's ACL qualitative framework. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2022 and 2021, respectively:

	As of
(dollars in thousands)	December 31, 2022	December 31, 2021
Classified loans
Substandard	$6,115	$5,211
Doubtful	—	—
Loss	—	—
Total classified loans	6,115	5,211
Special mention loans	4,361	—
Total classified and special mention loans	$10,476	$5,211

Classified loans	$6,115	$5,211
Classified securities	—	—
Other real estate owned	—	—
Total classified assets	$6,115	$5,211

Total classified assets and special mention loans	$10,476	$5,211

Total classified assets as a percentage of total assets	0.25%	0.22%
Total classified assets as a percentage of Risk Based Capital	2.23%	2.10%
Non-Performing Assets
The following table sets forth information with respect to the Bank’s non-performing assets. At December 31, 2022 and December 31, 2021 there were $0.1 million and zero loans, respectively, 90 days or more past due that were still accruing interest.

	December 31,
(dollars in thousands)	2022	2021
Non-accrual loans:
Commercial real estate	$4,602	$4,890
Residential first mortgages	—	450
Residential rentals	1,142	942
Home equity and second mortgages	206	601
Commercial equipment	165	691
U.S. SBA PPP loans	—	57
Total non-accrual loans (1)	6,115	7,631

OREO	—	—

TDRs: (1) (2)
Commercial real estate	—	—
Residential first mortgages	—	—
Commercial equipment	457	447
Total TDRs	457	447
Total Accrual TDRs	429	447

Total non-accrual loans, OREO and Accrual TDRs	$6,544	$8,078

Interest income due at stated rates, but not recognized on non-accruals	$22	$102
___________________________________________
(1) Non-accrual loans include all loans, excluding credit card loans, that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.
(2) TDR loans include both non-accrual and accruing performing loans. All TDR loans are included in the calculation of asset quality financial ratios. Non-accrual TDR loans are included in the non-accrual balance and accruing TDR loans are included in the accruing TDR balance.
Non-accrual loans and OREO to total assets decreased from 0.33% at December 31, 2021 to 0.25% at December 31, 2022. Non-accrual loans, OREO and TDRs to total assets decreased from 0.35% at December 31, 2021 to 0.27% at December 31, 2022.
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
At December 31, 2022, there were $5.5 million (89%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.1 million. Delinquent non-accrual loans were $0.7 million (11%) of with no specific reserves at December 31, 2022. At December 31, 2021, there were $6.1 million (98.0%) of non-accrual loans current with all payments of principal and interest with no impairment and $0.1 million (2.0%) of delinquent non-accrual loans with a total of $29,000 specifically reserved. There was one non-accrual TDRs at December 31, 2022, which was fully reserved. Non-accrual loans at December 31, 2021 included zero TDRs. These loans were classified solely as non-accrual for the calculation of financial ratios.
Other Real Estate Owned
There were no OREO balances at December 31, 2022 and at December 31, 2021. For additional information on OREO, refer to Note 5 of the Consolidated Financial Statements.

Deposits and Borrowings - Funding
The Bank has access to both retail deposits and wholesale funding. Wholesale funding includes long-term debt and short-term borrowings of advances from the FHLB of Atlanta and brokered deposits. Retail deposits totaled $2.03 billion or 93.8% of funding at December 31, 2022 compared to $2.05 billion or 99.0% of funding at December 31, 2021. In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and fixed to floating subordinated notes of $20.0 million at 4.75% at December 31, 2022 and 2021.
The following is a breakdown of the Company’s deposit portfolio at December 31, 2022 and 2021:

	December 31,
(dollars in thousands)	2022	%	2021	%	$ Change	% Change
Noninterest-bearing demand	$630,120	30.17%	$445,778	21.68%	$184,342	41.35%
Interest-bearing:
Savings	124,533	5.96%	119,767	5.82%	4,766	3.98%
Demand deposits	638,876	30.59%	790,481	38.45%	(151,605)	(19.18)%
Money market deposits	347,872	16.66%	372,717	18.13%	(24,845)	(6.67)%
Certificates of deposit	347,062	16.62%	327,421	15.92%	19,641	6.00%
Total interest-bearing	1,458,343	69.83%	1,610,386	78.32%	(152,043)	(9.44)%

Total Deposits	$2,088,463	100.00%	$2,056,164	100.00%	$32,299	1.57%

Transaction accounts	$1,741,401	83.38%	$1,728,743	84.08%	$12,658	0.73%
Total deposits increased at December 31, 2022 compared to December 31, 2021. During the same period, noninterest bearing demand deposits and total transaction deposits increased in dollars and noninterest bearing demand deposits increased as a percentage of deposits. Non-interest-bearing demand deposits increased $184.3 million to $630.1 million at December 31, 2022, representing 30.2% of deposits, compared to 21.7% of deposits at December 31, 2021. The Company's business development efforts continue to focus on increasing non-interest bearing and lower cost transaction accounts.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $38.7 million to $522.3 million at December 31, 2022 compared to $483.5 million at December 31, 2021. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2022 and December 31, 2021 were 23.8% and 23.1%, respectively. For call reporting purposes, $83.9 million of reciprocal deposits were considered brokered at December 31, 2022 compared to $65.7 million at December 31, 2021.
The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	For the Years Ended December 31,
	2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Savings	$121,975	0.08%	$108,189	0.05%
Demand deposits	621,755	0.83%	660,330	0.05%
Money market deposits	376,039	0.14%	358,006	0.11%
Certificates of deposit	313,429	0.47%	342,755	0.53%
Total interest-bearing deposits	1,433,198	0.50%	1,469,280	0.18%
Noninterest-bearing demand deposits	634,805		417,935
	$2,068,003	0.35%	$1,887,215	0.14%

The following table indicates that 33.1% of the Bank’s certificates of deposit and other time deposits, by account, meet or exceed the FDIC insurance limit (currently, $250,000), by time remaining until maturity as of December 31, 2022.

(dollars in thousands)	At December 31, 2022
Time Deposit Maturity Period
Three months or less	$58,704
Three through six months	9,172
Six through twelve months	27,297
Over twelve months	19,520
Total	$114,693
Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limits, currently set at $250,000 were approximately $398.3 million and $496.0 million at December 31, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting.
Note 7 includes the scheduled contractual maturities of total certificates of deposits of $347.1 million at December 31, 2022.
Stockholders’ Equity
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Common Stock at par of $0.01	$56	$57	$(1)	(1.8)%
Additional paid in capital	97,986	96,896	1,090	1.1%
Retained earnings	132,235	113,448	18,787	16.6%
Accumulated other comprehensive loss	(43,092)	(1,952)	(41,140)	2,107.6%
Unearned ESOP shares	(174)	(316)	142	(44.9)%
Total Stockholders' Equity	$187,011	$208,133	$(21,122)	(10.1)%
Total stockholders’ equity decreased $21.1 million during the year ended December 31, 2022. Equity increased due to net income of $28.3 million and net stock related activities in connection with stock-based compensation and ESOP activity of $1.0 million. These increases to stockholders’ equity were offset by common stock repurchases of $3.6 million, common dividends paid of $3.8 million, and an increase in accumulated other comprehensive loss of $41.1 million.
At December 31, 2022, the Company had a book value of $33.11 per common share compared to $36.40 at December 31, 2021. The Company’s tangible book value was $31.08 at December 31, 2022 compared to $34.32 at December 31, 2021. The Company's common equity to assets ratio decreased to 7.76% at December 31, 2022 from 8.94% at December 31, 2021. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 7.32% at December 31, 2022 from 8.48% at December 31, 2021. The decrease in the TCE ratio was due primarily to increased unrealized losses in the Bank's AFS investment portfolio. The Company’s common equity Tier 1 (“CET1”) ratio was 11.26% at December 31, 2022 compared to 11.92% at December 31, 2021. The Company remains well capitalized at December 31, 2022 with a Tier 1 capital to average assets (leverage ratio) of 9.60% compared to 9.23% at December 31, 2021.
The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan of $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively. Loan terms are at prime rate plus one-percentage point and amortize over seven years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. The Bank is a guarantor of the ESOP debt with the Company. Unencumbered shares held by the ESOP are treated as outstanding in computing earnings per share. Shares issued to the ESOP but pledged as collateral for loans obtained to provide funds to acquire the shares are not treated as outstanding in computing earnings per share.
During the year ended December 31, 2022, $0.1 million or 4,150 Employee Stock Ownership Plan ("ESOP") shares were allocated with the payment of promissory notes and there were no offsetting ESOP purchases of shares. During the year ended December 31, 2021, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes.

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
At December 31, 2022 and 2021, the Bank had $45.0 million and $64.0 million, respectively, in loan commitments outstanding, $25.0 million and $22.0 million, respectively, in letters of credit and approximately $278.0 million and $242.0 million, respectively, available under lines of credit. Certificates of deposit due within one year of December 31, 2022 and 2021 totaled $258.1 million or 74.36% and $256.9 million, or 78.45%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, or use on balance sheet cash and investments. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposits. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to a potential recession, our level of borrowed funds could increase.
At December 31, 2022, the Company had on-balance sheet liquidity of $25.5 million in cash and cash equivalents. At December 31, 2022, the Company had loans and securities pledged or in safekeeping at FHLB which provided for funding availability of $490.5 million at December 31, 2022.
Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt consists of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. At December 31, 2022 and 2021, 100% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired. In addition, the Bank has established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks. For a discussion of these agreements including collateral see Note 8 in the Consolidated Financial Statements.
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
Comparison of Cash Flows for the Years Ending December 31, 2022 and 2021
During the year ended December 31, 2022, all financing activities provided $91.9 million in cash compared to $285.4 million in cash provided for the same period in 2021. The Company was provided $193.5 million less cash from financing activities compared to the prior year, primarily due to decreased deposit growth of $278.3 million. The Company used $2.8 million less cash in 2022 compared to 2021 for net long-term debt activity and short-term borrowings activity provided $79.0 million more cash in 2022 compared to 2021. The Company used $2.9 million less in cash for stock related activities in 2022 compared to 2021. The decrease was primarily due to a $3.5 million decrease in common stock repurchased.
The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2022, the level of net cash used in investing decreased to $241.5 million from $256.0 million in 2021. The decrease in cash used was primarily the result of less cash used for purchases of investment securities partially offset by an increase in cash used for loan activities.

Cash used for loan activities increased $218.6 million from $4.3 million, for the year ended December 31, 2021 to cash used of $214.2 million for the year ended December 31, 2022. Cash used for the purchase of investment securities decreased $249.3 million from $327.7 million for the year ended December 31, 2021 to $78.4 million for the year ended December 31, 2022. Cash used increased $15.9 million as total proceeds from sales and principal payments of securities for year ended December 31, 2022 decreased compared to the year ended December 31, 2021.
Operating activities provided cash of $35.4 million for the year ended December 31, 2022 compared to $33.2 million of cash provided for the same period of 2021.
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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of December 31, 2022 and 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of December 31, 2022 and 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 11 of the Consolidated Financial Statements.
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
For the years ended December 31, 2022 and 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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
It is management’s goal to manage the Bank's portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2022, and 2021, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. As of December 31, 2022, the Company did not exceed any Board approved limits for the percentage change in economic value of equity. As of December 31, 2021, the percentage change in economic value of equity exceeded policy guidelines due to already low level of rates on non-maturing deposit instruments Management determined that due to the level of market rates at December 31, 2021, interest rate shocks of -100, -200, -300, and -400 basis points left the Bank with near zero down to negative rate instruments and were not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income ("NII")
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

December 31, 2022	(2.65)%	(0.97)%	0.46%
December 31, 2021	(1.54)%	(0.74)%	(1.13)%
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

Estimated Changes in Economic Value of Equity ("EVE")
Change in Interest Rates:	+ 200bp	+ 100bp	- 100bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

December 31, 2022	7.85%	5.01%	(8.17)%
December 31, 2021	24.45%	15.16%	(25.07)%

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
Management assessed the Company's system of internal control over financial reporting as of December 31, 2022. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The 2022 financial statements have been audited by the independent registered public accounting firm of FORVIS, LLP (“FORVIS”). Personnel from FORVIS were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from FORVIS accompanies the financial statements. FORVIS did not issue nor were they required to issue a report on the effectiveness of internal control over financial reporting.

/s/ James M. Burke	/s/ Todd L. Capitani
James M. Burke	Todd L. Capitani
Chief Executive Officer	Chief Financial Officer
March 2, 2023	March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
The Community Financial Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Community Financial Corporation (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows1F for the years ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2022, due to the adoption of Accounting Standard Codification Topic 326 Financial Instruments – Credit Losses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses - Loans
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) was $22.9 million as of December 31, 2022 and represents an estimate of expected losses inherent within the Company’s loan portfolio. As described by management in Note 1, the Company adopted Accounting Standard Codification Topic 326 Financial Instruments – Credit Losses on January 1, 2022. As described by management, the ACL includes quantitative estimates of losses for collectively and individually evaluated loans. Qualitative adjustments to the quantitative estimate may be made using information not considered in the quantitative model.

The Company builds the quantitative estimate for collectively evaluated loans by calculating probability of default (PD) and loss given default (LGD) at the loan portfolio segment level and applied at the loan level against the expected exposure at default (EAD). Management uses a range of data to estimate expected credit losses, including information about past events, current conditions, and reasonable and supportable forecasts. Reasonable and supportable forecasts are applied based on macroeconomic data in estimating expected credit losses with a reversion to the historical mean loss rates. Management adjusts the historical loss experience for any differences in the current loan portfolio segment credit risk characteristics, such as the impact of changing unemployment rates, changes in U.S. Treasury yields, loan concentrations and volume of classified loans, inflation rates, and other prevailing economic conditions through the use of quantitative and qualitative adjustments.
We identified the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter included the subjectivity and complexity involved in management’s selection and application of reasonable and supportable forecasts and the identification and measurement of qualitative adjustments to the quantitative estimate. This required significant auditor effort, including specialized skill and knowledge, and a high degree of auditor judgment in evaluating management’s estimate of expected credit losses in the loan portfolio.
The primary procedures we performed to address this critical audit matter included the following:
•We obtained an understanding of the Company’s process for establishing the ACL, including management’s selection of forecast inputs and assumptions and process for developing and applying qualitative factor adjustments.
•We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
◦The completeness and accuracy of inputs into the qualitative portion of the model used to determine the ACL.
◦Management’s selection and review of reasonable and supportable forecasts.
◦Management’s review and approval of the ACL, including management’s evaluation of the qualitative adjustments.
•We evaluated the reasonableness of management’s application of qualitative adjustments to the ACL, including the comparison of factors considered by management to third party or internal sources, as well as evaluated the appropriateness and level of the qualitative factor adjustments.
•We evaluated the mathematical accuracy of the ACL, including the mathematical application of the qualitative adjustments on the loan segments.
•We assessed the overall trends in credit quality by comparing the Company’s year-over-year and quarterly changes in qualitative factors and the ACL.
•We utilized the firm’s internal valuation specialists to assist in evaluating the reasonableness of forecast inputs and assumptions utilized in the model and to test the mathematical accuracy of the forecasts within the model.

/s/ FORVIS, LLP
(Formerly, Dixon Hughes Goodman LLP)
We have served as the Company's auditor since 2016.
Tysons, Virginia
March 2, 2023
FORVIS is a trademark of FORVIS, LLP, registration of which is pending with the U.S. Patent and Trademark Office.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$11,511	$108,990
Federal funds sold	2,140	—
Interest-bearing deposits with banks	11,822	30,664
Securities available for sale ("AFS"), at fair value	462,746	497,839
Equity securities carried at fair value through income	4,286	4,772
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	4,584	1,472
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	339	26,398
Portfolio loans receivable net of allowance for credit losses ("ACL") of $22,890 and $18,417, respectively	1,798,178	1,560,393
Net loans	1,798,517	1,586,791
Goodwill	10,835	10,835
Premises and equipment, net	21,308	21,427
Accrued interest receivable	8,335	5,588
Investment in bank owned life insurance	39,802	38,932
Core deposit intangible	634	1,032
Net deferred tax assets	24,657	9,033
Right of use assets - operating leases	5,920	6,124
Other assets	2,713	3,600
Total Assets	$2,410,017	$2,327,306
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing deposits	$630,120	$445,778
Interest-bearing deposits	1,458,343	1,610,386
Total deposits	2,088,463	2,056,164
Short-term borrowings	79,000	—
Long-term debt	—	12,231
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes - 4.75%, net of debt issuance costs	19,566	19,510
Lease liabilities - operating leases	6,202	6,343
Accrued expenses and other liabilities	17,775	12,925
Total Liabilities	2,223,006	2,119,173
Stockholders' Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,648,435 and 5,718,528 shares, respectively	56	57
Additional paid in capital	97,986	96,896
Retained earnings	132,235	113,448
Accumulated other comprehensive loss	(43,092)	(1,952)
Unearned ESOP shares	(174)	(316)
Total Stockholders' Equity	187,011	208,133
Total Liabilities and Stockholders' Equity	$2,410,017	$2,327,306
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2022	2021
Interest and Dividend Income
Loans, including fees	$72,738	$65,476
Interest and dividends on investment securities	9,489	4,992
Interest on deposits with banks	480	91
Total Interest and Dividend Income	82,707	70,559
Interest Expense
Deposits	7,211	2,601
Short-term borrowings	426	—
Long-term debt	1,545	1,524
Total Interest Expense	9,182	4,125
Net Interest Income	73,525	66,434
Provision for credit losses	2,437	586
Provision for unfunded commitments	146	—
Net Interest Income After Provision for Credit Losses	70,942	65,848
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	422	528
Gain on sale of assets	695	68
Net gains on sale of investment securities	—	586
Unrealized (loss) gain on equity securities	(555)	(139)
Loss on premises and equipment held for sale	—	(25)
Income from bank owned life insurance	870	871
Service charges	4,379	4,301
Referral fee income	375	1,822
Net (loss) gain on sale of loans originated for sale	(2)	85
Gain (loss) on sale of loans	209	(191)
Total Noninterest Income	6,393	7,906
Noninterest Expense
Compensation and benefits	20,806	21,035
Occupancy expense	3,212	2,836
Advertising	549	500
Data processing expense	4,126	3,772
Professional fees	3,490	2,857
Merger and acquisition costs	1,004	—
Depreciation of premises and equipment	657	558
FDIC Insurance	701	602
OREO valuation allowance and expenses	6	1,456
Core deposit intangible amortization	398	495
Fraud losses	286	1,260
Other expenses	4,199	3,781
Total Noninterest Expense	39,434	39,152
Income before income taxes	37,901	34,602
Income tax expense	9,584	8,716
Net Income	$28,317	$25,886

Earnings Per Common Share
Basic	$5.01	$4.47
Diluted	$5.00	$4.47
Cash dividends paid per common share	$0.70	$0.58
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	Years Ended December 31,
	2022	2021
Net Income	$28,317	$25,886
Net unrealized holding losses arising during period, net of tax benefits of $(14,500) and $(2,428), respectively	(41,140)	(6,889)
Reclassification adjustment for income included in net income, net of tax expense of $0 and $153, respectively	—	433
Comprehensive (Loss) Income	$(12,823)	$19,430
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021

(dollars in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance at January 1, 2022	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
Net Income	—	—	28,317	—	—	28,317
Cumulative effect adjustment for Adoption ASU 2016-13	—	—	(2,006)	—	—	(2,006)
Unrealized holding losses on investment securities net of tax of $(14,500)	—	—	—	(41,140)	—	(41,140)
Cash dividend at $0.70 per common share	—	—	(3,753)	—	—	(3,753)
Net change in fair market value below cost of leveraged ESOP shares released	—	15	—	—	—	15
Dividend reinvestment	—	217	(217)	—	—	—
Net change in unearned ESOP shares	—	—	—	—	142	142
Repurchase of common stock	(1)	—	(3,554)	—	—	(3,555)
Stock based compensation	—	858	—	—	—	858
Balance at December 31, 2022	$56	$97,986	$132,235	$(43,092)	$(174)	$187,011

(dollars in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2021	$59	$95,965	$97,944	$4,504	$(459)	$198,013
Net Income	—	—	25,886	—	—	25,886
Unrealized holding gains on investment securities net of tax of $(2,275)	—	—	—	(6,456)	—	(6,456)
Cash dividend at $0.58 per common share	—	—	(3,170)	—	—	(3,170)
Net change in fair market value below cost of leveraged ESOP shares released	—	2	—	—	—	2
Dividend reinvestment	—	168	(168)	—	—	—
Net change in unearned ESOP shares	—	—	—	—	143	143
Repurchase of common stock	(2)	—	(7,044)	—	—	(7,046)
Stock based compensation	—	761	—	—	—	761
Balance at December 31, 2021	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$28,317	$25,886
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,437	586
Provision for unfunded commitments	146	—
Depreciation and amortization	1,619	1,490
Provision for loss on premises held for sale	—	25
Loans originated for resale	(1,800)	(5,135)
Proceeds from sale of loans originated for sale	1,838	5,239
Net loss (gain) on sale of loans held for sale	2	(85)
(Gain) loss on sale of loans	(209)	191
Net gain on the sale of OREO	—	(17)
Gains on sales of investment securities	—	(586)
Unrealized loss on equity securities	555	139
Gain on sale or disposition of assets	(695)	(68)
Net amortization of premium/discount on investment securities	2,773	1,266
Net accretion of premiums and discounts	(189)	(417)
Amortization of debt issuance costs	56	(16)
Amortization of core deposit intangible	398	495
Amortization of right of use asset	390	395
Net change in right of use assets and lease liabilities	(327)	(377)
Increase in OREO valuation allowance	—	1,387
Increase in cash surrender value of bank owned life insurance	(870)	(871)
(Decrease) increase in deferred income tax benefit	(426)	1,151
(Increase) decrease in accrued interest receivable	(2,747)	3,129
Stock based compensation	858	761
Net change in fair market value above (below) cost of leveraged ESOP shares released	15	2
(Increase) decrease in net deferred loan costs	(2,046)	2,565
(Decrease) increase in accrued expenses and other liabilities	4,488	(2,983)
Decrease (increase) in other assets	842	(935)
Net Cash Provided by Operating Activities	35,425	33,217

Cash Flows from Investing Activities
Purchase of AFS investment securities	(78,443)	(327,693)
Proceeds from redemption or principal payments of AFS investment securities	55,054	53,952
Proceeds from sale of AFS investment securities	—	12,540
Net (increase) decrease of FHLB stock	(3,112)	1,305
Net change in loans	(217,834)	(7,625)
Purchase of premises and equipment	(1,526)	(2,645)
Proceeds from sale of OREO	—	1,739
Proceeds from sale of loans	3,588	11,965
Proceeds from disposal of asset	765	416
Net Cash Used in Investing Activities	$(241,508)	$(256,046)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

(dollars in thousands)	Years Ended December 31,
	2022	2021
Cash Flows from Financing Activities
Net increase in deposits	$32,299	$310,562
Payments of long-term debt	(12,231)	(15,071)
Net increase in short-term borrowings	79,000	—
Dividends paid	(3,753)	(3,170)
Net change in unearned ESOP shares	142	143
Repurchase of common stock	(3,555)	(7,046)
Net Cash Provided by Financing Activities	91,902	285,418
(Decrease) increase in Cash and Cash Equivalents	(114,181)	62,589

Cash and Cash Equivalents - January 1	139,654	77,065
Cash and Cash Equivalents - December 31	$25,473	$139,654

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$8,908	$4,386
Income taxes	$9,209	$8,119

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$433	$220

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cumulative effect adjustment for adoption of ASU 2016-13	$2,006	$—
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
The Bank is headquartered in Southern Maryland. The Bank’s 12 branches are located in Waldorf, Bryans Road, Dunkirk, Leonardtown, La Plata (two branches), Charlotte Hall, Prince Frederick, Lusby, California, Maryland; and Fredericksburg, Virginia. The Bank has two operation centers located at the main office in Waldorf, Maryland and in Fredericksburg, Virginia. The Bank maintains four loan production offices (“LPOs”) in La Plata, Prince Frederick and Leonardtown, Maryland; and Fredericksburg, Virginia. The Leonardtown LPO is co-located with the branch and the Fredericksburg LPO is co-located with the operation center.
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
Investment Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. At December 31, 2022 and 2021 the Company had no HTM securities. See Note 2 Securities for additional information. Securities purchased and held principally for trading in the near term are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings. The Company held no trading securities for the years ended December 31, 2022 and 2021. Securities not classified as HTM or trading securities are classified as available for sale (“AFS”) and recorded at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses included in noninterest income in the consolidated statements of income.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
Declines in the estimated fair value of HTM and AFS securities below their cost that are deemed to be impaired are reflected in earnings as realized losses. In making this assessment, Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a corresponding allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income/(loss). Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when Company believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income (loss) as a noncredit-related impairment.
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
Fair value of loans held for sale is determined at the loan level based on prevailing market prices for loans with similar risk characteristics or sale contract prices. Declines in fair value below cost are recognized in net gain on sale of loans. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized as a component of non-interest income.
The Bank had no loans held for sale at December 31, 2022 and 2021, respectively, and sold nine 1-4 family residential mortgage loans for the year ended December 31, 2022.
The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank uses "best efforts" forward loan sale commitments. Under a "best efforts" contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor. The investor commits to a price, representing the premium on the day the borrower commits to an interest rate. The investor commitment locks in the price of the loan which protects the Bank from subsequent changes in interest rates. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, very little gain or loss should occur on the interest rate lock commitments.
In circumstances where the Company does not deliver the whole loan to an investor, but rather elects to retain the loan in its portfolio, the loan is transferred from held for sale to loans at fair value at the date of transfer.
The Bank has mortgage banking derivative financial instruments that are included in other assets and are related to interest rate lock commitments. The notional value of the mortgage banking derivative financial instruments was zero at December 31, 2022 and $1.2 million at December 31, 2021. The fair value of these mortgage banking derivative instruments was zero at December 31, 2022 and $28,000 at December 31, 2021. Loan, appraisal, credit and miscellaneous charges includes a $28,000 net gain related to mortgage banking derivative instruments for the year ended December 31, 2021 as compared to none for the year ended December 31, 2022.
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
The Bank adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2022 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. At adoption, the Company did not hold Held to Maturity ("HTM") investment debt securities.
The following table shows the impact of the Company's adoption of ASC 326:

	January 1, 2022
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Portfolio Loans:
Commercial real estate	$1,113,793	$1,115,485	$(1,692)
Residential first mortgages	92,710	91,120	1,590
Residential rentals	194,911	195,035	(124)
Construction and land development	35,502	35,590	(88)
Home equity and second mortgages	25,661	25,638	23
Commercial loans	50,512	50,574	(62)
Consumer loans	3,015	3,002	13
Commercial equipment	62,706	62,499	207
Gross portfolio loans	1,578,810	1,578,943	(133)
Adjustments:
Net deferred costs	—	(133)	133
Allowance for credit losses	(20,913)	(18,417)	(2,496)
Net Portfolio Loans	1,557,897	1,560,393	(2,496)

U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	26,398	27,276	(878)
Net deferred fees	—	(878)	878
Net U.S. SBA PPP Loans	26,398	26,398	—
Total Net Loans	$1,584,295	$1,586,791	$(2,496)

Liabilities: Reserve for Unfunded Commitments	$268	$51	$217
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
In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a corresponding allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment. As of December 31, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 Investment Securities for more information.

The Bank elected as allowed under ASU No. 2016-13 to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. AFS debt securities are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. The majority of AFS debt securities as of December 31, 2022 and December 31, 2021 were issued by Government Sponsored Enterprises (“GSEs”) and U.S. agencies. As such, an allowance for credit losses is not considered necessary.
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
The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s consolidated statements of operations. The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful lives of premises and equipment are capitalized. For the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $1.6 million and $1.5 million, respectively.
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
Bank-Owned Life Insurance
The Company purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. The Company invests in these Bank-Owned Life Insurance (“BOLI”) policies to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Company records these BOLI policies in the consolidated balance sheets at cash surrender value, with changes recorded in noninterest income in the consolidated statements of income.
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
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as components of comprehensive income as a separate statement in the Consolidated Statements of Comprehensive Income. Additionally, the Company discloses accumulated other comprehensive income (loss) as a separate component in the equity section of the balance sheet.
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
The Company's estimates are derived using one-year reasonable and supportable economic forecasts with subsequent one-year reversion to the historical mean loss rates. For loans that share similar risk characteristics and are collectively assessed, the Company uses a probability of default/ loss given default cash flow method to determine the expected losses at the loan level. Loans that do not share similar risk characteristics are evaluated on an individual basis. Based on forecasted economic conditions and portfolio balances as of January 1, 2022, we recognized an increase to the opening allowance for credit losses in the range of $2.5 million. The increase is primarily related to the change in methodology from estimating losses incurred as of the balance sheet date to estimating lifetime credit losses required by the CECL standard.
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
Pending adoption
ASU 2020-04 - Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2024 - as deferred by ASU 2022-06. The Company does not expect these amendments to have a material effect on its Consolidated Financial Statements.
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

NOTE 2 – INVESTMENT SECURITIES
Amortized cost and fair values of investment securities at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential mortgage-backed securities ("MBS")	$126,861	$12	$13,203	$113,670
Residential collateralized mortgage obligations ("CMOs")	175,905	8	16,500	159,413
U.S. Agency	14,658	—	2,302	12,356
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	12,593	13	400	12,206
Student loan trust ABSs	49,566	39	2,293	47,312
Municipal bonds	99,766	—	20,148	79,618
Corporate bonds	4,863	—	459	4,404
U.S. government obligations	36,813	1	3,047	33,767
Total AFS Securities	$521,025	$73	$58,352	$462,746

Equity securities carried at fair value through income
CRA investment fund	$4,286	$—	$—	$4,286
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$525,518	$73	$58,352	$467,239

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$121,125	$1,057	$2,266	$119,916
Residential CMOs	198,780	710	2,367	197,123
U.S. Agency	14,433	11	140	14,304
Asset-backed securities issued by Others:
Residential CMOs	220	5	4	221
Student loan trust ABSs	56,422	438	286	56,574
Municipal bonds	92,556	1,169	884	92,841
U.S. government obligations	16,942	—	82	16,860
Total AFS Securities	$500,478	$3,390	$6,029	$497,839

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$—	$4,772
Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$505,457	$3,390	$6,029	$502,818

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AFS debt securities, AIR totaled $1.8 million and $1.1 million as of December 31, 2022, and December 31, 2021, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.
At December 31, 2022, and December 31, 2021 securities with an amortized cost of $56.4 million and $50.9 million were pledged to secure certain customer deposits.
During the year ended December 31, 2022, the Company did not sell any securities. During the year ended December 31, 2021, the Company recognized net gains of $0.6 million on the sale of AFS securities with aggregate carrying values of $11.9 million.
Management does not believe that the AFS debt securities in an unrealized loss position as of December 31, 2022 have credit loss impairment. As of December 31, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also performed credit reviews on municipal bonds issued by States and Political Subdivisions, asset backed securities issued by Student Loan Trust, and corporate bonds issued by the Insured Depositories. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that the individual AFS securities have been in a continuous unrealized loss position at December 31, 2022 and 2021 were as follows:

December 31, 2022	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$24,688	$1,493	$259,127	$30,512	$283,815	$32,005
Residential CMOs	7,469	381	138	19	7,607	400
Student Loan Trust ABSs	1,950	1	42,170	2,292	44,120	2,293
Municipal bonds	6,695	796	72,923	19,352	79,618	20,148
Corporate bonds	4,404	459	—	—	4,404	459
U.S. government obligations	18,764	1,137	13,041	1,910	31,805	3,047
	$63,970	$4,267	$387,399	$54,085	$451,369	$58,352

December 31, 2021	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$205,891	$3,997	$41,327	$776	$247,218	$4,773
Residential CMOs	—	—	57	4	57	4
Student Loan Trust ABSs	21,640	281	2,226	5	23,866	286
Municipal bonds	47,314	776	6,696	108	54,010	884
U.S. government obligations	14,860	82	1,999	—	16,859	82
	$289,705	$5,136	$52,305	$893	$342,010	$6,029
There were 296 available-for-sale securities in an unrealized loss position at December 31, 2022.

Maturities
The amortized cost and estimated fair value of debt securities at December 31, 2022, and December 31, 2021 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$35,441	$31,477	$36,859	$36,665
Over one year through five years	136,449	121,186	121,308	120,668
Over five years through ten years	228,997	203,383	191,166	190,158
After ten years	120,138	106,700	151,145	150,348
Total AFS securities	$521,025	$462,746	$500,478	$497,839

NOTE 3 – LOANS
Portfolio loans, net of deferred costs and fees, are summarized by type as follows at December 31, 2022:

	December 31, 2022
(dollars in thousands)	Total	% of Total Loans
Portfolio Loans:
Commercial real estate	$1,232,826	67.69%
Residential first mortgages	79,872	4.39%
Residential rentals	338,292	18.58%
Construction and land development	17,259	0.95%
Home equity and second mortgages	25,602	1.41%
Commercial loans	42,055	2.31%
Consumer loans	6,272	0.34%
Commercial equipment	78,890	4.33%
Total portfolio loans (1)	1,821,068	100.00%
Less: Allowance for Credit Losses	(22,890)	(1.26)%
Total net portfolio loans	1,798,178
U.S. SBA PPP loans (1)	339
Total net loans	1,798,517

Portfolio loans are summarized by type as follows at December 31, 2021:
Portfolio Loans:	December 31, 2021
Commercial real estate	$1,115,485	70.66%
Residential first mortgages	91,120	5.77%
Residential rentals	195,035	12.35%
Construction and land development	35,590	2.25%
Home equity and second mortgages	25,638	1.62%
Commercial loans	50,574	3.20%
Consumer loans	3,002	0.19%
Commercial equipment	62,499	3.96%
Gross portfolio loans (1)	1,578,943	100.00%
Adjustments:
Net deferred costs	(133)	(0.01)%
Allowance for loan losses	(18,417)	(1.17)%
	(18,550)
Net portfolio loans	1,560,393

Gross U.S. SBA PPP loans (1)	27,276
Net deferred fees	(878)
Net U.S. SBA PPP Loans	26,398
Total net loans	$1,586,791

Total gross loans	$1,606,219
(1)Excludes accrued interest receivable of $6.6 million and $4.5 million, at December 31, 2022 and December 31, 2021, respectively.
The Company has segregated its loans into portfolio loans and U.S. SBA PPP loans.

Deferred Costs/Fees
Portfolio net deferred fees of $3.0 million at December 31, 2022 included deferred fees paid by customers of $7.3 million offset by deferred costs of $4.3 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs in accordance with ASC 310-20. Net deferred loan fees of $0.1 million at December 31, 2021 included deferred fees paid by customers of $4.1 million offset by deferred costs of $4.0 million. Deferred fees and costs are amortized into interest income as loans are repaid or forgiven.
U.S. SBA PPP loan net deferred fees of $9,000 at December 31, 2022 included deferred fees paid by the U.S. SBA of $9,000 partially offset by deferred costs of $1,000. U.S. SBA PPP net deferred loan fees of $0.2 million at December 31, 2021 included deferred fees paid by the SBA of $0.2 million offset by deferred costs of $18,000. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each U.S. SBA PPP loan. Net deferred fees include fees received by participant banks for each U.S. SBA PPP loan underwritten and funded net of costs incurred to underwrite the loans. Net deferred fees will be recognized in income when the U.S. SBA PPP loan is forgiven or paid.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are made primarily within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. At December 31, 2022 and 2021, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.9% and 6.5% of the CRE portfolio at December 31, 2022 and 2021, respectively. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $13.1 million or 0.7% of total gross portfolio loans of $1.82 billion at December 31, 2022 compared to $18.9 million or 1.2% of total gross portfolio loans of $1.61 billion at December 31, 2021.
As of December 31, 2022, and 2021, the Bank serviced $19.5 million and $20.9 million, respectively, in residential mortgage loans for others.
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
Construction and Land Development
The Bank offers loans for the construction of residential dwellings. These loans are secured by the real estate under construction as well as by guarantees of the principals involved. In addition, the Bank offers loans to acquire and develop land. Construction and Land

Development loans are dependent on the successful completion of the underlying project, or the borrowers guarantee to repay the loan. As such, they are subject to the risks of the project including the borrower's ability to successfully manage construction and development activities. The repayment of these loans is also dependent on the borrower’s ability to successfully manage the construction and development activities.
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

Non-accrual and Aging Analysis of Current and Past Due Loans
Non-accrual loans as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Total Nonaccrual Loans
Commercial real estate	$4,521	$81	$4,602
Residential rentals	1,142	—	1,142
Home equity and second mortgages	206	—	206
Commercial equipment	137	28	165
Total	$6,006	$109	$6,115

Interest Income on Nonaccrual Loans	$121	$—	$121

	December 31, 2022
(dollars in thousands)	Non- accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,602	$4,602
Residential rentals	449	693	1,142
Home equity and second mortgages	206	—	206
Commercial equipment	—	165	165
	$655	$5,460	$6,115

	December 31, 2021
(dollars in thousands)	Non- accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,890	$4,890
Residential first mortgages	450	—	450
Residential rentals	252	690	942
Home equity and second mortgages	202	399	601
Commercial equipment	—	691	691
U.S. SBA PPP loans	57	—	57
	$961	$6,670	$7,631
There was one non-accrual TDR loans at December 31, 2022. Non-accrual loans at December 31, 2021 included no TDR.
Non-accrual loans which did not have a specific allowance for impairment, amounted to $6.0 million and $7.4 million at December 31, 2022 and 2021, respectively. Interest due but not recognized on these balances at December 31, 2022 and 2021 was $22,000 and $0.1 million, respectively. Non-accrual loans with a specific allowance for impairment on which the recognition of interest has been discontinued amounted to $0.1 million and $0.3 million at December 31, 2022 and 2021, respectively. Interest due but not recognized on these balances at December 31, 2022 and 2021 was $1,000 and $1,000, respectively.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of days past due ("DPD") loans as of December 31, 2022 follows:

	December 31, 2022
(dollars in thousands)	31-60 DPD	61-89 DPD**	90 DPD and Still Accruing	90 DPD and Not Accruing	Total Past Due	Current Non-Accrual Loans	Current Accrual Loans	Total Loans
Commercial real estate	$147	$—	$—	$—	$147	$4,602	$1,228,077	$1,232,826
Residential first mortgages	—	—	—	—	—	—	79,872	79,872
Residential rentals	—	177	—	272	449	693	337,150	338,292
Construction and land dev.	—	—	—	—	—	—	17,259	17,259
Home equity and second mtg.	53	160	—	116	329		25,273	25,602
Commercial loans	—	—	—	—	—	—	42,055	42,055
Consumer loans	21	35	50	—	106	—	6,166	6,272
Commercial equipment	11	—	—	—	11	165	78,714	78,890
U.S. SBA PPP loans	—	—	—	—	—	—	339	339
Total portfolio loans	$232	$372	$50	$388	$1,042	$5,460	$1,814,905	$1,821,407
** Includes two loans totaling $0.3 million that are on non-accrual status
Purchase Credit Impaired ("PCI") loans are included as a single category in the table below as management believes, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition.
An analysis of past due loans as of December 31, 2021 follows:

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

Allowance for Credit Losses ("ACL")
The following tables detail activity in the ACL at and for the years ended December 31, 2022 and 2021, respectively. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Year Ended	December 31, 2022
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,095	$3,734	$(280)	$16	$1,085	$17,650
Residential first mortgages	1,002	(679)	(111)	14	(19)	207
Residential rentals	2,175	(586)	—	—	1,472	3,061
Construction and land development	260	(82)	—	—	(18)	160
Home equity and second mortgages	274	(86)	—	1	(63)	126
Commercial loans	582	(290)	(99)	2	(5)	190
Consumer loans	58	2	(49)	—	143	154
Commercial equipment	971	483	(29)	75	(158)	1,342
Total	$18,417	$2,496	$(568)	$108	$2,437	$22,890

Year Ended	December 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,744	$(1,920)	$6	$1,265	$13,095
Residential first mortgages	1,305	(142)	—	(161)	1,002
Residential rentals	1,413	(46)	—	808	2,175
Construction and land development	401	—	—	(141)	260
Home equity and second mortgages	261	—	5	8	274
Commercial loans	1,222	(76)	543	(1,107)	582
Consumer loans	20	—	—	38	58
Commercial equipment	1,058	(34)	71	(124)	971
Total	$19,424	$(2,218)	$625	$586	$18,417
** There is no allowance for loan loss on the PCI or the SBA PPP portfolios. A more detailed rollforward schedule will be presented if an allowance is required.
The following table presents the amortized cost basis of collateral-dependent loans by class of loans.

Collateral Dependent Loans	December 31, 2022
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial real estate	$—	$4,601
Residential rentals	—	1,142
Home equity and second mortgages	—	206
Commercial equipment	595	—
Total	$595	$5,949

Credit Quality Indicators
Credit quality indicators as of December 31, 2022 were as follows:
Credit Risk Profile by Internally Assigned Grade
The risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total
Commercial Real Estate
Pass	$329,575	$73,742	$107,264	$184,263	$272,567	$256,622	$—	$1,224,033
Special Mention	—	4,191	—	—	—	—	—	4,191
Substandard	792	—	2,967	—	843	—	—	4,602
Total	$330,367	$77,933	$110,231	$184,263	$273,410	$256,622	$—	$1,232,826

Residential Rentals
Pass	$44,257	$4,429	$20,690	$48,237	$65,889	$153,648	$—	$337,150
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,142	—	—	—	—	—	—	1,142
Total	$45,399	$4,429	$20,690	$48,237	$65,889	$153,648	$—	$338,292

Construction and Land Development
Pass	$2,355	$7,788	$4,255	$729	$2,020	$112	$—	$17,259
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,355	$7,788	$4,255	$729	$2,020	$112	$—	$17,259

Commercial Loans
Pass	$23,225	$4,298	$2,463	$1,872	$6,420	$3,777	$—	$42,055
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$23,225	$4,298	$2,463	$1,872	$6,420	$3,777	$—	$42,055

Commercial Equipment
Pass	$8,206	$4,411	$14,329	$7,346	$12,948	$31,315	$—	$78,555
Special Mention	—	170	—	—	—	—	—	170
Substandard	—	—	137	—	—	28	—	165
Total	$8,206	$4,581	$14,466	$7,346	$12,948	$31,343	$—	$78,890

Total loans by risk category	$409,552	$99,029	$152,105	$242,447	$360,687	$445,502	$—	$1,709,322

Loans evaluated by performance category are as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2018	2019	2020	2021	2022	Revolving Loans	Total
Residential First Mortgages
Performing	$37,428	$3,584	$19,411	$8,523	$5,235	$5,691	$—	$79,872
Non-performing	—	—	—	—	—	—	—	—
Total	$37,428	$3,584	$19,411	$8,523	$5,235	$5,691	$—	$79,872

Home Equity and Second Mortgages
Performing	$14,319	$1,622	$1,041	$1,441	$3,812	$3,161	$—	$25,396
Non-performing	206	—	—	—	—	—	—	206
Total	$14,525	$1,622	$1,041	$1,441	$3,812	$3,161	$—	$25,602

Consumer Loans
Performing	$49	$2	$96	$118	$618	$881	$4,508	$6,272
Non-performing	—	—	—	—	—	—	—	—
Total	$49	$2	$96	$118	$618	$881	$4,508	$6,272

U.S. SBA PPP Loans
Performing	$—	$—	$—	$—	$339	$—	$—	$339
Non-performing	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$339	$—	$—	$339

Total loans evaluated by performing status	$52,002	$5,208	$20,548	$10,082	$10,004	$9,733	$4,508	$112,085

Total Recorded Investment	$461,554	$104,237	$172,653	$252,529	$370,691	$455,235	$4,508	$1,821,407
Credit Quality Indicators
Credit quality indicators as of December 31, 2021 were as follows:
Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Residential Rentals	Commercial Loans	Commercial Equipment	Total Commercial Portfolios
	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021
Unrated	$—	$—	$—	$—	$—	$—
Pass	1,111,857	35,590	194,093	50,574	62,326	1,454,440
Special mention	—	—	—	—	—	—
Substandard	3,628	—	942	—	173	4,743
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,115,485	$35,590	$195,035	$50,574	$62,499	$1,459,183

(dollars in thousands)	Non-Commercial Portfolios **	U.S. SBA PPP Loans	Total All Portfolios
	12/31/2021	12/31/2021	12/31/2021
Unrated	$100,403	$27,276	$127,679
Pass	18,889	—	1,473,329
Special mention	—	—	—
Substandard	468	—	5,211
Doubtful	—	—	—
Loss	—	—	—
Total	$119,760	$27,276	$1,606,219
** Non-commercial portfolios are generally evaluated based on payment activity but may be risk graded if part of a larger commercial relationship or are credit impaired (e.g., non-accrual loans, TDRs).
Credit Risk Profile Based on Payment Activity

(dollars in thousands)	Residential First Mortgages	Home Equity and Second Mortgages	Consumer Loans
	12/31/2021	12/31/2021	12/31/2021
Performing	$90,670	$25,436	$3,002
Nonperforming	450	202	—
Total	$91,120	$25,638	$3,002
A risk scale is used to assign grades to commercial relationships, which include commercial real estate, residential rentals, construction and land development, commercial loans and commercial equipment loans. Commercial loan relationships are graded at inception and at a minimum annually.
Home equity, second mortgages, consumer loans, and residential first mortgages are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages, home equity, second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are loans with an Other Assets Especially Mentioned (“OAEM”) or ("Special Mention") or higher risk rating due to a delinquency payment history.
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
Rating 7 - OAEM (Other Assets Especially Mentioned) - Special Mention
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
TDRs, included in the impaired loan schedules above, as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial equipment	2	457	1	447
Total TDRs	2	$457	1	$447
Less: TDRs included in non-accrual loans	1	28	—	—
Total accrual TDR loans	1	$429	1	$447
TDRs increased from $0.4 million at December 31, 2021 to $0.5 million at December 31, 2022. TDRs that are included in non-accrual are classified as non-accrual loans solely for the calculation of financial ratios. The Company had specific reserve of $28,000 for one TDR of $28,000 at December 31, 2022. There were no specific reserves for the one TDR of $0.4 million at December 31, 2021.
During the year ended December 31, 2022, there were no TDR disposals, which included payoffs and refinancing. TDR loan principal curtailment was $18,000 for the year ended December 31, 2022. There was one TDR of $28,000 added during the year ended December 31, 2022. During the year ended December 31, 2021, TDR disposals, which included payoffs and refinancing decreased by five loans totaling $1.6 million. TDR loan principal curtailment was $18,000 for the year ended December 31, 2021. There were no TDRs added during the year ended December 31, 2021. There were no TDRs that defaulted during the twelve months ended December 31, 2022 and December 31, 2021.
Interest income of $16,000 and $16,000 was recognized on outstanding TDR loans for the years ended December 31, 2022 and 2021, respectively. The Bank’s TDRs are performing according to the terms of their agreements at market interest rates appropriate for the level of credit risk of each TDR loan. The average contractual interest rate on performing TDRs at December 31, 2022 and 2021 was 3.62% and 3.62%, respectively.
Prior to adoption of CECL
Impaired Loans and Troubled Debt Restructures (“TDRs”)
Impaired loans, including TDRs, at December 31, 2021 were as follows:

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
The following table details loan receivable and allowance balances disaggregated on the basis of the Company’s impairment methodology at December 31, 2021.

	December 31, 2021
(dollars in thousands)	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Purchase Credit Impaired	Total
Loan Receivables:
Commercial real estate	$4,890	$1,109,479	$1,116	$1,115,485
Residential first mortgages	866	90,254	—	91,120
Residential rentals	942	194,093	—	195,035
Construction and land development	—	35,590	—	35,590
Home equity and second mortgages	601	25,037	—	25,638
Commercial loans	—	50,574	—	50,574
Consumer loans	—	3,002	—	3,002
Commercial equipment	1,195	61,304	—	62,499
	$8,494	$1,569,333	$1,116	$1,578,943

Allowance for credit losses:
Commercial real estate	$93	$13,002	$—	$13,095
Residential first mortgages	—	1,002	—	1,002
Residential rentals	—	2,175	—	2,175
Construction and land development	—	260	—	260
Home equity and second mortgages	—	274	—	274
Commercial loans	—	582	—	582
Consumer loans	—	58	—	58
Commercial equipment	173	798	—	971
	$266	$18,151	$—	$18,417
PCI Loans and Acquired Loans
PCI loans had an unpaid principal balance of $1.5 million and a carrying values of $1.1 million at December 31, 2021. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount expected cash flows at appropriate rates of interest considering prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP upon the adoption of CECL, there was no carryover of a previously established allowance for credit losses from acquisition. A summary of changes in the accretable yield for PCI loans for the year ended December 31, 2021 are as follows:

(dollars in thousands)	December 31, 2021
Accretable yield, beginning of period	$342
Additions	—
Accretion	(117)
Reclassification from nonaccretable difference	43
Other changes, net	55
Accretable yield, end of period	$323
At December 31, 2021 acquired performing loans, which totaled $41.1 million, included a $0.8 million net acquisition accounting fair market value adjustment, representing a 1.25% discount; and PCI loans which totaled $1.1 million, included a $0.3 million adjustment, representing a 14.95% discount.
During the year ended December 31, 2021 there was $0.1 million of accretion interest.
Accounting standards require a periodic recast of the expected cash flows on the PCI loan portfolio. The recast was performed during the s fourth quarter of 2021 and resulted in a reclassification of $43,000 from the credit (nonaccretable) portion of the discount to the liquidity (accretable) portion of the discount.

The following is a summary of acquired and non-acquired loans as of December 31, 2021:

BY ACQUIRED AND NON-ACQUIRED	December 31, 2021	%
Acquired loans - performing	$41,066	2.56%
Acquired loans - purchase credit impaired ("PCI")	1,116	0.07%
Total acquired loans	42,182	2.63%
Non-acquired loans**	1,536,761	95.68%
U.S. SBA PPP loans	27,276	1.70%
Gross loans	1,606,219
Net deferred costs (fees)	(1,011)	(0.06)%
Total loans, net of deferred costs	$1,605,208
** Non-acquired loans include loans transferred from acquired pools following release of acquisition accounting FMV adjustments.
Related Party Loans
Included in loans receivable were loans made to executive officers and directors and their affiliates. These loans were made in the ordinary course of business at substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and are not considered to involve more than the normal risk of collectability. For the years ended December 31, 2022 and 2021 all loans to directors and executive officers of the Bank performed according to original loan terms. Activity in loans outstanding to executive officers and directors and their related interests are summarized as follows:

(dollars in thousands)	At and For the Years Ended December 31,
	2022	2021
Balance, beginning of period	$26,267	$16,367
Loans and additions	13,629	2,218
Change in Directors' status	(4,053)	23,752
Repayments	(6,991)	(16,070)
Balance, end of period	$28,852	$26,267
In addition, the Bank had outstanding loans of $4.0 million and $3.1 million, respectively, for the years ended December 31, 2022 and 2021 to charitable and community organizations in which the Bank's executive officers and directors volunteer.
Loan Participations
The Bank sells portions of commercial, commercial real estate and commercial construction loans to other lenders. The Bank's sold participated loans with other lenders at December 31, 2022 and 2021 were $21.0 million and $11.8 million, respectively. The Bank may also buy loans, portions of loans, or participation certificates from other lenders to limit overall exposure. The Bank only purchases loans or portions of loans after reviewing loan documents, underwriting support, and completing other procedures, as necessary.
The Bank's purchased participation loans from other lenders at December 31, 2022 and 2021 were $22.9 million and $4.3 million, respectively. Purchased participation loans are subject to the same regulatory and internal policy requirements as other loans in the Bank's portfolio.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of December 31, 2022	As of December 31, 2021

Goodwill	$10,835	$10,835

	As of December 31, 2022			As of December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset

Core deposit intangibles	$3,590	$(2,956)	$634	$3,590	$(2,558)	$1,032
Core deposit intangible is amortized on an accelerated basis over its estimated life of 8 years. Amortization expense related to intangible assets totaled $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021.
The estimated future amortization expense for intangible assets remaining as of December 31, 2022 is as follows:

(dollars in thousands)
2023	$302
2024	205
2025	109
2026	18
$634
As of December 31, 2022, the Company did not have impairment to goodwill or CDI.
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2022 and concluded that there was no impairment at December 31, 2022.

NOTE 5 - PREMISES AND EQUIPMENT AND LEASE COMMITMENTS
A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2022 and 2021 follows:

(dollars in thousands)	December 31,
	2022	2021
Land	$4,957	$4,957
Building and improvements	25,762	25,087
Furniture and equipment	11,000	10,150
Automobiles	121	168
Total cost	41,840	40,362
Less accumulated depreciation	(20,532)	(18,935)
Premises and equipment, net	$21,308	$21,427
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

(dollars in thousands)	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right of use asset, net	$5,920	$6,124
Operating lease liability	$6,202	$6,343
Weighted average remaining lease term	15.7 years	17.2 years
Weighted average discount rate	3.51%	3.51%
Remaining lease term - min	4.5 years	6.3 years
Remaining lease term - max	22.0 years	23.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

(dollars in thousands)	December 31, 2022	December 31, 2021

Operating lease cost	$611	$635

Cash paid for lease liability	$546	$617
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of December 31, 2022
Lease payments due:
Within one year	$574
After one but within two years	585
After two but within three years	622
After three but within four years	639
After four but within five years	609
After five years	5,236
Total undiscounted cash flows	8,265
Discount on cash flows	(2,063)
Total lease liability	$6,202
Future minimum rental commitments under non-cancellable operating leases are as follows at December 31, 2022:

(dollar in thousands)
2023	$574
2024	585
2025	622
2026	639
2027	609
Thereafter	5,236
Total	$8,265
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

(dollars in thousands)	Years Ended December 31,
	2022	2021
Balance at beginning of year	$—	$3,109
Additions of underlying property	—	—
Disposals of underlying property	—	(1,722)
Valuation allowance	—	(1,387)
Balance at end of period	$—	$—
Expenses applicable to OREO assets included the following.

(dollars in thousands)	Years Ended December 31,
	2022	2021
Valuation allowance	$—	$1,387
Losses (gains) on dispositions	—	(17)
Operating expenses	6	86
	$6	$1,456
The Company had no impaired loans secured by residential real estate for which formal foreclosure proceedings were in process at December 31, 2022. There were $0.4 million of loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2021.

NOTE 7 - DEPOSITS
Deposits consist of the following:

(dollars in thousands)	December 31,
	2022	2021
Noninterest-bearing demand	$630,120	$445,778
Interest-bearing:
Savings	124,533	119,767
Demand deposits	638,876	790,481
Money market deposits	347,872	372,717
Certificates of deposit	347,062	327,421
Total interest-bearing	1,458,343	1,610,386

Total Deposits	$2,088,463	$2,056,164
As of December 31, 2022, and 2021, there were $19.0 million and $30.5 million, respectively in deposit accounts held by executive officers and directors and their related interests of the Bank and Company.
The aggregate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2022, and 2021 was $114.7 million and $62.6 million, respectively.
At December 31, 2022 the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	December 31, 2022
Within one year	$258,086
Year 2	54,937
Year 3	24,425
Year 4	5,999
Year 5	3,615
$347,062
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
Rates and maturities on long-term advances and short-term borrowings were as follows:

	Fixed-Rate	Fixed-Rate Convertible
December 31, 2022
Highest rate	4.57%	n/a
Lowest rate	4.57%	n/a
Weighted average rate	4.57%	n/a
Matures through	2023	n/a

December 31, 2021
Highest rate	2.75%	0.79%
Lowest rate	1.00%	0.79%
Weighted average rate	2.26%	0.79%
Matures through	2036	2030
Average rates of long-term debt and short-term borrowings were as follows:

(dollars in thousands)	At or for the Year Ended December 31,
	2022	2021
Long-term debt
Long-term debt outstanding at end of period	$—	$12,231
Weighted average rate on outstanding long-term debt	—%	0.82%
Maximum outstanding long-term debt of any month end	12,225	27,296
Average outstanding long-term debt	3,848	23,072
Approximate average rate paid on long-term debt	1.25%	0.95%

Short-term borrowings
Short-term borrowings outstanding at end of period	$79,000	$—
Weighted average rate on short-term borrowings	4.57%	—%
Maximum outstanding short-term borrowings at any month end	79,000	—
Average outstanding short-term borrowings	12,696	—
Approximate average rate paid on short-term borrowings	3.36%	—%
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
During the year ended December 31, 2022, the Bank paid off $12.0 million of maturing long-term debt and made prepayments of $0.2 million on long-term debt resulting in prepayment fees of $15,000. The Bank made prepayments of $15.0 million on long-term debt resulting in prepayment fees of $0.1 million, during the year ended December 31, 2021.
At December 31, 2022 the Bank had no outstanding long-term debt. At December 31, 2021, $0.2 million or 1.89% of the Bank’s long-term debt was fixed for rate and term, as the conversion optionality of the advances have either been exercised or expired.

The Bank has lines available for short-term borrowings of less than a year. There were $79.0 million and no daily or short-term advances as of December 31, 2022 and December 31, 2021, respectively.
Under the terms of an Agreement for Advances and Security Agreement with Blanket Floating Lien (the “Agreement”), the Bank maintains collateral with the FHLB consisting of 1-4 family residential first mortgage loans, second mortgage loans, commercial real estate and investment securities. The Agreement limits total advances to 30% of assets, which were $722.5 million and $697.8 million at December 31, 2022 and 2021, respectively.
At December 31, 2022, $822.9 million of loans and securities were pledged or in safekeeping at the FHLB. Loans and securities are subject to collateral eligibility rules and are adjusted for market value and collateral value factors to arrive at lendable collateral values. At December 31, 2022, FHLB lendable collateral was valued at $632.5 million. At December 31, 2022, the Bank had total lendable pledged loans collateral at the FHLB of $239.7 million of which $97.7 million was available to borrow in addition to outstanding advances of $79.0 million and letter of credit of $63.0 million. Unpledged lendable securities collateral was $392.8 million, bringing total available borrowing capacity to $490.5 million at December 31, 2022.
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
The Bank has established a short-term credit facility with the Federal Reserve Bank of Richmond under its Borrower in Custody program. The Bank had segregated collateral sufficient to draw $7.2 million and $3.3 million under this agreement at December 31, 2022 and 2021, respectively. In addition, the Bank has established unsecured short-term credit facilities with other commercial banks totaling $82.0 million and $32.0 million at December 31, 2022 and 2021. The repurchase facility requires the pledging of securities as collateral. $9.1 million and $6.0 million were outstanding loans under the Borrower in Custody or the unsecured and secured commercial lines at December 31, 2022 and 2021.

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
NOTE 10 – SUBORDINATED NOTES
On October 14, 2020, the Company issued $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes. The Company recognized amortization expense of $56,000 and $56,000 during the years ending December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, and 2021, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2022 and 2021, that the Company and the Bank met all capital adequacy requirements. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB(1)	The Company		The Bank
(dollars in thousands)		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Common equity		$187,011	$208,133	$216,408	$236,561
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(477)	(766)	(477)	(766)
AOCI (gains) losses		43,092	1,952	43,092	1,952
Common Equity Tier 1 Capital		218,791	198,484	248,188	226,912
TRUPs		12,000	12,000	—	—
Tier 1 Capital		230,791	210,484	248,188	226,912
Allowable reserve for credit losses and other Tier 2 adjustments		23,303	18,468	23,303	18,468
Subordinated notes		19,566	19,510	—	—
Tier 2 Capital		$273,660	$248,462	$271,491	$245,380

Risk-Weighted Assets ("RWA")		$1,943,516	$1,665,296	$1,941,922	$1,663,831
Average Assets ("AA")		$2,404,643	$2,281,210	$2,403,268	$2,279,835

Common Tier 1 Capital to RWA	7.00%	11.26%	11.92%	12.78%	13.64%
Tier 1 Capital to RWA	8.50	11.87	12.64	12.78	13.64
Tier 2 Capital to RWA	10.50	14.08	14.92	13.98	14.75
Tier 1 Capital to AA (Leverage) (2)	n/a	9.60	9.23	10.33	9.95
_______________________________________
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

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")
The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
(dollars in thousands)	Net Unrealized Gains and Losses	Net Unrealized Gains and Losses
Beginning of period	$(1,952)	$4,504
Other comprehensive income
Other comprehensive losses, net of tax before reclassifications	(41,140)	(6,889)
Amounts reclassified from accumulated other comprehensive gain	—	433
Net other comprehensive loss	(41,140)	(6,456)
End of period	$(43,092)	$(1,952)
As of December 31, 2022 and 2021, reclassification adjustments were due to the gain on sale of AFS investment securities of $0.0 million and $0.6 million, respectively.
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
As of December 31, 2022 and 2021, there were 528 and none, respectively, of unvested restricted stock and performance stock unit awards were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands)	Years Ended December 31,
	2022	2021

Net Income	$28,317	$25,886

Average number of common shares outstanding	5,652,189	5,788,003
Dilutive effect of common stock equivalents	7,440	9,522
Average number of shares used to calculate diluted EPS	5,659,629	5,797,525

Anti-dilutive shares	528	—

Earnings Per Common Share
Basic	$5.01	$4.47
Diluted	$5.00	$4.47

NOTE 14 - INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2022	2021
Current
Federal	$7,933	$5,500
State	2,077	2,065
	10,010	7,565

Deferred
Federal	(274)	949
State	(152)	202
	(426)	1,151
Income tax expense	$9,584	$8,716
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2022		2021
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Expected income tax expense at federal tax rate	$7,959	21.00%	$7,267	21.00%
State taxes net of federal benefit	1,645	4.34%	1,631	4.71%
Nondeductible expenses	262	0.69%	71	0.21%
Nontaxable income	(437)	(1.15%)	(411)	(1.19%)
Other	155	0.41%	158	0.46%
	$9,584	25.29%	$8,716	25.19%
The net deferred tax assets in the accompanying balance sheets include the following components:

	2022	2021
Deferred tax assets
Allowance for credit losses	$5,657	$4,758
Deferred compensation	3,426	3,509
Lease liability	1,533	1,639
OREO valuation allowance & expenses	20	92
Unrealized loss on investment securities	15,321	684
Depreciation	277	159
Deferred fees	—	—
Other	54	—
	26,288	10,841
Deferred tax liabilities
Fair value adjustments for acquired assets and liabilities	70	92
FHLB stock dividends	98	102
Unrealized gain on investment securities	—	—
Right of use asset	1,463	1,582
Other	—	32
	1,631	1,808
	$24,657	$9,033
Retained earnings at December 31, 2022 and 2021 included approximately $1.2 million of bad debt deductions allowed for federal income tax purposes (the “base year tax reserve”) for which no deferred income tax has been recognized. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, it would create income for tax purposes only and income taxes would be imposed at the then prevailing rates. The unrecorded income tax liability on the above amount was approximately $0.3 million at December 31, 2022 and 2021.
The Company does not have uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for years before 2019.
NOTE 15 - STOCK-BASED COMPENSATION
The Company has stock-based incentive arrangements to attract and retain key personnel. In May 2015, the 2015 Equity Compensation Plan (the "Plan") was approved by shareholders, which authorizes the issuance of up to 400,000 shares in total of restricted stock, stock appreciation rights, stock units and stock options to the Board of Directors and key employees. Compensation expense for service-based awards is recognized over the vesting period. Performance-based awards are recognized based on a vesting schedule and the probability of achieving goals specified at the time of the grant.
Stock-based compensation expense totaled $0.9 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively, which consisted of grants of restricted stock, restricted stock units and performance stock units.
The Company granted restricted stock in accordance with the Plan. The vesting period for outstanding restricted stock grants is between three and five years.
During 2020, 2021, and 2022, the Company granted restricted stock units to the Board of Directors and key employees. Service based awards vest between one and three years. Performance-based awards cliff vest in approximately three years from the date of grant, with payouts based on threshold, target or stretch average performance targets over a three-year period. There are two performance metrics: a three-year reported average return on average assets and a three-year reported average return on average equity. Both metrics are measured on a relative basis against a defined group of peer banks over the three-year period. The fair value of the restricted units is based on the Company's closing stock price on the date of grant. The recipients of the restricted stock units and the performance stock units do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares. At December 31, 2022 and 2021, the fair value of restricted stock unit and performance stock unit awards vested during the year was $0.5 million and $0.3 million, respectively.
The Company has outstanding restricted stock, restricted stock units, and performance stock units in accordance with the Plan. As of December 31, 2022 and 2021, unrecognized stock compensation expense was $0.7 million and $1.1 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.47 years. The following tables summarize the unvested restricted stock, restricted stock unit, and performance stock unit awards outstanding at December 31, 2022 and 2021 respectively.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	6,906	$32.81	27,652	$26.22	16,809	$23.61
Granted	1,683	38.48	12,163	38.66	3,128	40.48
Vested	(4,016)	32.53	(13,293)	27.81	—	—
Cancelled	(37)	33.52	(1,866)	26.23	(3,393)	24.60
Nonvested at December 31, 2022	4,536	$35.29	24,656	$31.50	16,544	$26.60

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	14,130	$32.77	19,161	$24.06	8,482	$22.64
Granted	—	—	18,198	27.13	8,327	24.60
Vested	(7,019)	34.61	(9,333)	23.61	—	—
Cancelled	(205)	32.44	(374)	24.60	—	—
Nonvested at December 31, 2021	6,906	$32.81	27,652	$26.22	16,809	$23.61

NOTE 16 - EMPLOYEE BENEFIT PLANS
The Company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees. Employees qualify to participate after one year of service and vest in allocated shares after three years of service. The ESOP acquires stock of the Company by purchasing shares. Dividends on ESOP shares are recorded as a reduction of retained earnings. Contributions are made at the discretion of the Board of Directors. ESOP contributions recognized for the years ended December 31, 2022, and 2021 totaled $0.2 million and $0.1 million, respectively. As of December 31, 2022 and 2021, the ESOP held 119,094 and 122,831 allocated shares and 4,845 and 8,995 unallocated shares. The approximate market values of the unallocated shares were $0.2 million and $0.4 million, respectively as of December 31, 2022 and 2021. The estimated value was determined using the Company’s closing stock price of $39.90 and $39.31 per share as of December 31, 2022 and 2021, respectively. In addition, salary and employee benefit expense for the years ended December 31, 2022 and December 31, 2021 included increases of $15,000 and $2,000, respectively, for the net change of fair market value of leveraged ESOP shares allocated.
The ESOP has promissory notes with the Company for the purchase of TCFC common stock for the benefit of the participants in the Plan of $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively. The Bank is a guarantor of the ESOP debt with the Company. Loan terms are at prime rate plus one-percentage point and amortize over 7 years. As principal is repaid, common shares are allocated to participants based on the participant account allocation rules described in the Plan. During the year ended December 31, 2022, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes. There were no purchases by the ESOP of the Company’s common shares with promissory notes or cash during 2022. During the year ended December 31, 2021, $0.1 million or 4,150 ESOP shares were allocated with the payment of promissory notes.
The Company also has a 401(k) plan. The Company matches a portion of the employee contributions. This ratio is determined annually by the Board of Directors. In 2022 and 2021, the Company matched one-half of the first 8% of the employee’s contribution. Employees who have completed six months of service are covered under this defined contribution plan. Employee’s vest in the Company’s matching contributions after three years of service. For the years ended December 31, 2022 and 2021, the expense recorded for this plan totaled $0.5 million and $0.5 million, respectively.
The Company maintains a non-qualified deferred compensation plan for the Board of Directors and certain key employees under which each participant may elect to defer all or any portion of board fees or salary otherwise payable. Deferred amounts under this plan will be distributed to participants following termination of service or on a specified date in either lump sum or over a period of one to ten years, as elected by the participant. As of December 31, 2022 and 2021, the liability related to this plan was $1.5 million and $2.4 million, respectively. During 2020, the Company amended the non-qualified compensation plan for certain key employees to include discretionary contributions from the Company. Contributions made by the Company become vested on December 31st of the third year following the year the contribution is made. As of December 31, 2022, the Company contributed approximately $136,000 to the plan.
The Company has a separate non-qualified retirement plan for non-employee directors. Directors are eligible for a maximum benefit of $3,500 a year for ten years following retirement from the Board of Community Bank of the Chesapeake. The maximum benefit is earned at 15 years of service as a non-employee director. Full vesting occurs after two years of service. Expense recorded for this plan was $15,000 and $0 for the years ended December 31, 2022 and 2021, respectively.
In addition, the Company has established individual supplemental retirement plans and life insurance benefits for certain key executives and officers of the Bank. The retirement plans provide retirement income payments for 15 years from the date of the employee’s expected retirement at age 65. The retirement benefit amount for each agreement is set at the discretion of the Board of Directors and vests from the date of the agreement. Expense recorded for the plans totaled $0.6 million and $0.6 million for 2022 and 2021, respectively.
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
As of December 31, 2022, and 2021, the Bank had outstanding loan commitments, consisting of commitments issued to originate loans, of approximately $44.9 million and $64.4 million, respectively, excluding undisbursed portions of loans in process.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily to support construction borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash or a secured interest in real estate as collateral to support those commitments for which collateral is deemed necessary. Standby letters of credit outstanding amounted to $25.0 million and $22.0 million at December 31, 2022 and 2021, respectively. In addition to the commitments noted above, customers had approximately $278.1 million and $241.7 million available under lines of credit at December 31, 2022 and 2021, respectively.
NOTE 19 - RELATED PARTIES
A member of the board directors of the Company is a shareholder in a law firm that provides ongoing legal services for the Company and its subsidiaries. During 2022 and 2021, the Company paid the law firm annual retainers of $118,000 and $113,000, respectively.
Certain directors and executive officers and their related interests have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with outsiders. Please see further details regarding Related Party Loans in Note 3 to the Consolidated Financial Statements.
NOTE 20 - FAIR VALUE MEASUREMENTS
The Company adopted FASB ASC Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, specifically reserved loans).
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Transfers in and out of level 3 during a quarter are disclosed. There were no such transfers during the years ended December 31, 2022 and December 31, 2021.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Securities Available for Sale
AFS investment securities are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities ("GSEs"), municipal bonds and corporate debt securities. Securities classified as Level

3 include asset-backed securities in less liquid markets.
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
Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is individually evaluated, and an ACL is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are segregated individually. Management estimates the fair value of individually evaluated loans using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Individually evaluated loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2022 and 2021, substantially all of the individually evaluated loans were evaluated based upon the fair value of the collateral.
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
Mortgage Banking Derivatives
The mortgage banking derivative comprises interest rate lock commitments for residential loans to be sold on a best-efforts basis. The significant unobservable input used in the fair value measurement of the Bank's interest rate lock commitments is the pull-through rate, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The pull-through rate is estimated based on mortgage banking activity in 2022 and 2021. All interest rate lock commitments are considered to be Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of December 31, 2022 and December 31, 2021 measured at fair value on a recurring basis.

(dollars in thousands)	December 31, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$113,670	$—	$113,670	$—
CMOs	159,413	—	159,413	—
U.S. Agency	12,356	—	12,356	—
Asset-backed securities issued by Others:
Residential CMOs	12,206	—	12,206	—
Student Loan Trust ABSs	47,312	—	47,312	—
Municipal bonds	79,618	—	79,618	—
Corporate bonds	4,404	—	4,404	—
U.S. government obligations	33,767	—	33,767	—
Total AFS securities	$462,746	$—	$462,746	$—

Equity securities carried at fair value through income
CRA investment fund	$4,286	$—	$4,286	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2021
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$119,916	$—	$119,916	$—
CMOs	197,123	—	197,123	—
U.S. Agency	14,304	—	14,304	—
Asset-backed securities issued by Others:
Residential CMOs	221	—	221	—
Student Loan Trust ABSs	56,574	—	56,574	—
Municipal bonds	92,841	—	92,841	—
U.S. government obligations	16,860	—	16,860	—
Total AFS securities	$497,839	$—	$497,839	$—

Equity securities carried at fair value through income
CRA investment fund	$4,772	$—	$4,772	$—
Non-marketable equity securities
Other equity securities	$207	$—	$207	$—
Mortgage banking derivatives
Interest rate lock commitments	$28	$—	$—	$28

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Loans with an allowance have unpaid principal balances of $0.1 million and $0.3 million at December 31, 2022 and 2021, respectively. The fair values of these loans were zero for both periods. There were no other assets measured at fair value on a nonrecurring basis as of December 31, 2022 and December 31, 2021.

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2022 and December 31, 2021. There were no Level 3 recurring assets or liabilities at December 31, 2022.

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
Management estimates the fair value of impaired loans using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. After evaluating the underlying collateral, the fair value is determined by allocating specific reserves from the allowance for credit losses to the impaired loans.
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
The Company’s estimated fair values of financial instruments are presented in the following tables.

December 31, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$462,746	$462,746	$—	$462,746	$—
Equity securities carried at fair value through income	4,286	4,286	—	4,286	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	4,584	4,584	—	4,584	—
Net loans receivable	1,798,517	1,743,574	—	—	1,743,574
Accrued Interest Receivable	8,335	8,335	—	8,335	—
Investment in BOLI	39,802	39,802	—	39,802	—

Liabilities
Savings, NOW and money market accounts	$1,741,401	$1,741,401	$—	$1,741,401	$—
Time deposits	347,062	346,261	—	346,261	—
Short-term borrowings	79,000	79,087	—	79,087	—
TRUPs	12,000	10,296	—	10,296	—
Subordinated notes	19,566	18,745	—	18,745	—

December 31, 2021	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$497,839	$497,839	$—	$497,839	$—
Equity securities carried at fair value through income	4,772	4,772	—	4,772	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	1,472	1,472	—	1,472	—
Net loans receivable	1,586,791	1,578,032	—	—	1,578,032
Accrued Interest Receivable	5,588	5,588	—	5,588	—
Investment in BOLI	38,932	38,932	—	38,932	—
Mortgage banking derivatives	28	28	—	—	28

Liabilities
Savings, NOW and money market accounts	$1,728,743	$1,728,743	$—	$1,728,743	$—
Time deposits	327,421	328,083	—	328,083	—
Long-term debt	12,231	12,391	—	12,391	—
TRUPs	12,000	11,589	—	11,589	—
Subordinated notes	19,510	20,979	—	20,979	—
At December 31, 2022 and 2021, the Company had outstanding loan commitments of $44.9 million and $64.4 million, respectively, and standby letters of credit of $25.0 million and $22.0 million, respectively. Additionally, at December 31, 2022 and 2021, customers had $278.1 million and $241.7 million, respectively, of available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and 2021, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 22 - CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY
Balance Sheets

(dollars in thousands)	December 31,
	2022	2021
Assets
Cash - noninterest bearing	$2,433	$3,097
Investment in wholly-owned subsidiaries	216,780	236,933
Other assets	1,222	1,092
Total Assets	$220,435	$241,122

Liabilities and Stockholders' Equity
Current liabilities	$1,486	$1,107
Guaranteed preferred beneficial interest in junior subordinated debentures	12,372	12,372
Subordinated notes - 4.75%, net of debt issuance costs	19,566	19,510
Total Liabilities	33,424	32,989

Stockholders' Equity
Common stock	56	57
Additional paid in capital	97,986	96,896
Retained earnings	132,235	113,448
Accumulated other comprehensive loss	(43,092)	(1,952)
Unearned ESOP shares	(174)	(316)
Total Stockholders’ Equity	187,011	208,133

Total Liabilities and Stockholders’ Equity	$220,435	$241,122
Condensed Statements of Income

(dollars in thousands)	Years Ended December 31,
	2022	2021
Interest and Dividend Income
Dividends from subsidiary	$10,000	$3,500
Interest income	28	28
Interest expense	1,497	1,305
Net Interest Income	8,531	2,223
Miscellaneous expenses	(3,505)	(2,531)
Income before income taxes and equity in undistributed net income of subsidiary	5,026	(308)
Federal and state income tax benefit	914	822
Equity in undistributed net income of subsidiary	22,377	25,372
Net Income	$28,317	$25,886

Condensed Statements of Cash Flows

(dollars in thousands)	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$28,317	$25,886
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(22,377)	(25,372)
Amortization of debt issuance costs	56	(16)
Stock based compensation	260	260
(Increase) decrease in other assets	(140)	316
Decrease in deferred income tax benefit	7	15
Increase in current liabilities	379	5
Net Cash Provided by Operating Activities	6,502	1,094

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities
Dividends paid	(3,753)	(3,170)
Net change in unearned ESOP shares	142	143
Repurchase of common stock	(3,555)	(7,046)
Net Cash Used by Financing Activities	(7,166)	(10,073)
Decrease in Cash	(664)	(8,979)
Cash at Beginning of Year	3,097	12,076
Cash at End of Year	$2,433	$3,097

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
(c)Changes to Internal Control Over Financial Reporting
Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
To be filed by amendment. A copy of the code of ethics and business conduct is filed as Exhibit 14 hereto and is available to stockholders within the “Investor Relations” section of the Bank’s website under the tabs “Investor Resources”, “Corporate Governance”, and Code of Ethics.
Item 11. Executive Compensation
To be filed by amendment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To be filed by amendment.
Item 13. Certain Relationships, Related Transactions and Director Independence
To be filed by amendment.
Item 14. Principal Accounting Fees and Services
To be filed by amendment.
The Independent Registered Public Accounting Firm is FORVIS, LLP (formerly known as Dixon Hughes Goodman LLP) (PCAOB Firm ID No. 686) located in Tysons, Virginia.

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
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

Exhibit No	Description	Incorporated by Reference to

2.1*	Agreement and Plan of Merger, dated as of December 14, 2022, by and between Shore Bancshares, Inc. and The Community Financial Corporation	Exhibit 2.1 to the Form 8-K as filed on December 14, 2022
3.1	Articles of Incorporation as Amended and Restated of The Community Financial Corporation	Exhibit 3.1 to the Form S-4 (Registration No. 333-220455)
3.3	Amended and Restated Bylaws of The Community Financial Corporation	Exhibit 3.1 to the Form 8-K as filed on September 28, 2022
4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934	Exhibit 4.5 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
4.6	Indenture, dated as of October 14, 2020, by and between The Community Financial Corporation and UMB Bank National Association, as Trustee	Exhibit 4.1 to the Form 8-K as filed on October 14, 2020
4.7	Form of 4.75% Fixed-to-Floating Rate Subordinated Note due 2030 of The Community Financial Corporation	Exhibit A-1 to Exhibit 4.1 to the Form 8-K as filed on October 14, 2020
10.5**	Community Bank of the Chesapeake Retirement Plan for Directors, as amended and restated	Exhibit 10.5 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.7**	Split Dollar Agreement with William J. Pasenelli dated April 12, 2001	Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
10.12**	Community Bank of the Chesapeake Executive Deferred Compensation Plan, as amended and restated	Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.32**	The Community Financial Corporation 2015 Equity Compensation Plan	Appendix A to the Definitive Proxy Statement as filed on March 25, 2015
10.37**	Split Dollar Agreement with Todd L. Capitani dated March 3, 2011	Exhibit 10.37 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.38**	Split Dollar Agreement with James Burke dated March 15, 2011	Exhibit 10.38 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.44**	Supplemental Life Insurance Agreement between Community Bank of Tri-County and William J. Pasenelli dated January 12, 2004	Exhibit 10.44 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016
10.45**	Split Dollar Agreement with William J. Pasenelli dated March 15, 2011	Exhibit 10.45 to the Form 10-K for the year ended December 31, 2015 as filed on March 10, 2016

Exhibit No	Description	Incorporated by Reference to

10.55**	Employment Agreement by and among Community Bank of the Chesapeake, William J. Pasenelli and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.56**	Employment Agreement by and among Community Bank of the Chesapeake, Todd L. Capitani and The Community Financial Corporation, as guarantor	Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.57**	Employment Agreement by and among Community Bank of the Chesapeake, James M. Burke and The Community Financial Corporation, as guarantor	Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.61**
Salary Continuation Agreement between William J. Pasenelli and Community Bank of the Chesapeake, dated September 6, 2003, as amended on December 22, 2008 and amended and restated in its entirety on April 30, 2018
Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.63**
Salary Continuation Agreement between William J. Pasenelli and Community Bank of the Chesapeake, dated August 21, 2006, as amended on April 13, 2007, December 30, 2007 and amended and restated in its entirety on April 30, 2018
Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.64**	Salary Continuation Agreement between James M. Burke and Community Bank of the Chesapeake, dated August 21, 2006 and amended and restated in its entirety on April 30, 2018	Exhibit 10.10 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.67**
Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018 with William J. Pasenelli
Exhibit 10.13 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.68**
Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental executive Retirement Plan dated January 1, 2011 and amended and restated in its entirety on April 30, 2018 with Todd L. Capitani
Exhibit 10.14 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.69**
Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011 and amended and restated on April 30, 2018 with James M. Burke
Exhibit 10.15 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.72**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with William J. Pasenelli	Exhibit 10.18 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.73**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Todd L. Capitani	Exhibit 10.19 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.74**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James M. Burke	Exhibit 10.20 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.77**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Christy Lombardi	Exhibit 10.23 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.78**	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019	Exhibit 10.78 to the Form 10-K for the year ended December 31, 2018 as filed on March 7, 2019
10.81**	Amended and Restated Employment Agreement by and among Community Bank of the Chesapeake, Christy Lombardi and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 8-K as filed on April 5, 2019
10.82**	Change in Control Agreement by and among Community Bank of the Chesapeake, John Chappelle and The Community Financial Corporation, as guarantor	Exhibit 10.82 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020

Exhibit No	Description	Incorporated by Reference to

10.83**	Change in Control Agreement by and among Community Bank of the Chesapeake, B. Scot Ebron and The Community Financial Corporation, as guarantor	Exhibit 10.83 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.84**	Change in Control Agreement by and among Community Bank of the Chesapeake, Lacey Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.84 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.85**	Change in Control Agreement by and among Community Bank of the Chesapeake, Patrick Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.85 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.86**	Change in Control Agreement by and among Community Bank of the Chesapeake, Talal Tay and The Community Financial Corporation, as guarantor	Exhibit 10.86 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.88	Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.1 to the Form 8-K as filed on October 14, 2020
10.89	Form of Registration Rights Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.2 to the Form 8-K as filed on October 14, 2020
10.92	Retirement and Consulting Agreement, dated December 8, 2021 by and between The Community Financial Corporation and William J. Pasenelli	Exhibit 10.1 to the Form 8-K as filed on December 8, 2021
14.0	Code of Ethics	Exhibit 14 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017
16.1	Letter of FORVIS, LLP dated June 6, 2022 to the SEC	Exhibit 16.1 to the Form 8-K filed on June 6, 2022
21.0	List of Subsidiaries	Filed herewith
23.1	Consent of FORVIS, LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes in the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________
(*) Schedules and certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(**) Management contract or compensating arrangement.
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

THE COMMUNITY FINANCIAL CORPORATION

Date: March 2, 2023	By:	/s/ James M. Burke
James M. Burke President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Austin J. Slater, Jr.	By:	/s/ James M. Burke
	Austin J. Slater, Jr.		James M. Burke
	Director, Chairman of the Board		President, Chief Executive Officer, Director and Vice-Chairman of the Board
(Principal Executive Officer)
	Date: March 2, 2023		Date: March 2, 2023

By:	/s/ Todd L. Capitani	By:	/s/ Joseph V. Stone, Jr.
	Todd L. Capitani		Joseph V. Stone, Jr.
	Chief Financial Officer and Executive Vice President		Director
(Principal Financial and Accounting Officer)
	Date: March 2, 2023		Date: March 2, 2023

By:	/s/ Louis P. Jenkins, Jr	By:	/s/ M. Arshed Javaid
	Louis P. Jenkins, Jr.		M. Arshed Javaid
	Director		Director
	Date: March 2, 2023		Date: March 2, 2023

By:	/s/ Mary Todd Peterson	By:	/s/ Michael B. Adams
	Mary Todd Peterson		Michael B. Adams
	Director		Director
	Date: March 2, 2023		Date: March 2, 2023

By:	/s/ E. Lawrence Sanders, III	By:	/s/ Rebecca M. McDonald
	E. Lawrence Sanders, III		Rebecca M. McDonald
	Director		Director
	Date: March 2, 2023		Date: March 2, 2023

By:	/s/ Kathryn M. Zabriskie	By:	/s/ Gregory C. Cockerham
	Kathryn M. Zabriskie		Gregory C. Cockerham
	Director		Director
	Date: March 2, 2023		Date: March 2, 2023

By:	/s/ James F. Di Misa
James F. Di Misa
Director
Date: March 2, 2023