Form 10-K/A
period 2022-12-31
COMMUNITY FINANCIAL CORP /MD/
filed 2023-04-14
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares of Registrant's Common Stock outstanding as of April 10, 2023 was 5,666,904.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Audit Firm ID	Auditor Name	Auditor Location
686	FORVIS, LLP	Tysons, Virginia

EXPLANATORY NOTE
On March 2, 2023, The Community Financial Corporation (the “Company”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:
■amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and
■include new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The cover page of the Form 10-K is also amended to update the number of shares outstanding of the registrant’s common stock, which now reflects the amount outstanding as of April 10, 2023. This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Original Form 10-K.
As used in this Amendment, the “Company” refers to The Community Financial Corporation, and the terms “we,” “us” or “our” refer to the Company and its subsidiary, Community Bank of the Chesapeake, collectively. Other terms used but not defined herein are as defined in the Form 10-K.

THE COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARIES

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
The Company’s Board of Directors currently consists of 12 members of which three are women and one self-identifies as racially or ethnically diverse. The Board is divided into three classes, each with terms of three years, one-third of whom are elected annually.

The information shown below in our Board Diversity Matrix is based on voluntary self-identification of each member of our Board.

Board Diversity Matrix as of April 10, 2023
Total Number of Directors	12
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	3	9	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	3	8	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Information regarding our directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each biography is as of December 31, 2022. There are no family relationships among the directors or executive officers, except that Rebecca M. McDonald is the daughter of Michael L. Middleton, the former Chairman of the Board of the Company who retired on June 30, 2020.
Directors with Terms Ending in 2023

James M. Burke joined the Bank in 2005. Mr. Burke was appointed President and CEO of the Company and Bank on September 1, 2022. Prior to his appointment to President and CEO, he served as President of the Company and the Bank. Before his appointment as President of the Bank in 2016, he served as Executive Vice President and Chief Risk Officer. Before joining the Bank, Mr. Burke served as Executive Vice President and Senior Loan Officer of Mercantile Southern Maryland Bank. Mr. Burke has over 30 years of banking experience. Mr. Burke is the former Chairman of the Board of Directors of University of Maryland Charles Regional Medical Center, Chairman of the Board of Directors for St. Mary’s Ryken High School, Trustee for Historic Sotterley and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point University. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation. Age 54. Director of the Bank since 2016 and the Company since 2021.

Mr. Burke’s extensive experience in the banking industry affords the Board valuable insight regarding the business and operations of the Bank and the Company. Mr. Burke’s strategic leadership abilities, financial acumen and knowledge of the Company’s and the Bank’s business and history position him well to serve as President and Chief Executive Officer and as a Director.

James F. Di Misa joined the Bank in 2005. Before Mr. Di Misa’s retirement as a Bank employee on March 31, 2019, he served as Executive Vice President and Chief Operating Officer. Before joining the Bank, Mr. Di Misa served as Executive Vice President of Mercantile Southern Maryland Bank. Mr. Di Misa has over 30 years of banking experience. Mr. Di Misa served on the Board of Trustees of the College of Southern Maryland. He is former Chairman of the Board of Trustees for the Maryland Banking School, Past Chair of the Charles County Rotary Scholarships Program, Past President of the Charles County Rotary Club, former Governor Appointment to the Tri-County Work Force Investment Board, and Past President and Founder of the La Plata Business Association. Mr. Di Misa is a Stonier Graduate School of Banking graduate and holds a Master of Business Administration from Mount St. Mary’s College and a Bachelor of Science from George Mason University. Age 63. Director of the Bank since 2016 and the Company since 2021.

Mr. Di Misa’s extensive experience in the local banking industry affords the Board valuable insight regarding the business and operations of the Bank. Mr. Di Misa’s experience in bank operations, knowledge of the Southern Maryland market, financial acumen and knowledge of the Company’s and the Bank’s business and history position him well to serve as a Director.

Louis P. Jenkins, Jr. is the principal of Jenkins Law Firm, LLC, located in LaPlata, Maryland. Before entering private practice, Mr. Jenkins served as an Assistant State’s Attorney in Charles County, Maryland from 1997 to 1999. In addition to his private practice, Mr. Jenkins serves as Court Auditor for the Circuit Court for Charles County, Maryland and attorney for the Charles County Board of Elections. From 2017-2019, Mr. Jenkins served as a member of the Board of Directors of the University of Maryland Medical System which consists of twelve hospitals located throughout the State of Maryland with annual revenue in excess of $3.67 billion. Mr. Jenkins has also served as a board member of several other public service organizations including the University of Maryland Charles Regional Medical Center, Southern Maryland Chapter of the American Red Cross, Charles County Chamber of Commerce and the Charles County Bar Association. Age 51. Director of the Bank and the Company since 2000.

As an attorney, Mr. Jenkins provides the Board with substantial knowledge regarding issues facing the Company and the Bank. In addition, Mr. Jenkins brings a critical perspective to the lending and governance function of the Company and the Bank. Mr. Jenkins’ experience in the public sector adds valuable expertise regarding local issues and provides first-hand understanding of the local political and business environment in which the Bank operates.

Mary Todd Peterson retired in May 2018 as the senior advisor to the Chairman and CEO of ProAssurance Corporation supporting key strategic initiatives. In February 2016, she retired as the President and Chief Executive Officer of Medmarc Insurance Group and as a Director of Medmarc Casualty Insurance Company and its subsidiary Noetic Specialty Insurance Company, both of which are subsidiaries of ProAssurance. Ms. Peterson had been associated with Medmarc since 2001 where she also held the positions of Chief Financial Officer and Chief Operating Officer. From 1993 to 2001, Ms. Peterson was a Partner with Johnson Lambert & Co., a certified public accounting firm. Ms. Peterson also held positions with Acacia Life Insurance Company, Oxford Development Corporation and Ernst & Whinney (now Ernst & Young). Prior to her retirement from Medmarc, Ms. Peterson served as a member of the Property Casualty Insurers Association of America (“PCI”) Board of Governors, Chair of PCI’s Investment Committee and a member of PCI’s Executive and Finance Committees. In September 2020, Ms. Peterson joined the Board of Directors of ProAssurance American Mutual, A Risk Retention Group where she serves on the Executive and Investment Committees. Ms. Peterson is a member of the American Institute of Certified Public Accountants. Age 68. Director of the Bank and the Company since 2010.

Ms. Peterson has extensive executive-level experience in a mid-size company setting within the financial services industry combined with 18 years of experience in public accounting. Ms. Peterson’s financial and operational expertise within the insurance industry, including proficiencies in corporate governance and risk assessment, provide the Board with a skill set critical to successfully operating the Company and Bank.

Directors with Term Ending in 2024

Gregory C. Cockerham joined the Bank in 1988. Before Mr. Cockerham’s retirement as an employee of the Bank on December 31, 2019, he served as Executive Vice President and Chief Lending Officer. Before joining the Bank, he was a Vice President at Maryland National Bank. Mr. Cockerham has over 40 years of banking experience. Mr. Cockerham serves as Emeritus and Past Chair of the Board of Directors for the College of Southern Maryland Foundation and Finance Chair of the Potomac Baptist Association. He is Past Chair of Maryland Title Center, former President of the Rotary Foundation Board of Charles County, and Past Chair of the Charles County Board of Education CRD Program. Mr. Cockerham is a Maryland Banking School graduate and holds a Bachelor of Science from West Virginia University. Age 68. Director of the Bank since 2016 and the Company since 2021.

Mr. Cockerham’s extensive experience in the local banking industry affords the Board valuable insight regarding the business and operations of the Bank. Mr. Cockerham’s knowledge of the Southern Maryland market, financial acumen and knowledge of the Company’s and the Bank’s business and history position him well to serve as a Director.

M. Arshed Javaid is the President of Parraid, LLC founded in 2019 and wholly devoted to design, engineering, sales, and support of telemetry data systems and tactically oriented mission critical communications solutions.

Previously Mr. Javaid was the president of Smartronix, Inc., an information technology and engineering solutions provider. Mr. Javaid founded Smartronix, Inc. in 1995, and has extensive experience in business management and community relations. He served on the Historic Sotterley Inc. Board of Trustees for ten years 2008 – 2018 and was re-elected in January 2019 for a 5 year term. Age 67. Director of the Bank and the Company since 2013.

Mr. Javaid provides the Board with significant management, strategic and operational knowledge through his experience as founder and president of an information technology and engineering solutions provider that has evolved from a start-up company to a company with over 700 employees. Mr. Javaid’s experience in the information technology industry, especially cyber security, provides the Board with valuable insight into the data security and reputational risk issues facing businesses.

Rebecca Middleton McDonald, CPA, is a partner at CohnReznick, LLP a national audit, tax and business advisory firm. She has 28 years of experience providing accounting advisory services and financial transformation support to both private and public companies. Ms. McDonald specializes in a range of services, such as outsourced and project based accounting, SEC reporting, audit and IPO readiness, internal control and process improvement analysis, and due diligence support for mergers and acquisitions. Prior to joining CohnReznick, Ms. McDonald held various finance roles with a publicly traded company. Ms. McDonald is a member of the American Society of Certified Public Accountants. She serves as the Treasurer on the Board of Trustees of Commonwealth Academy. Ms. McDonald holds a Bachelor of Science from Elon University. Age 49. Director of the Bank and the Company since 2020.

Ms. McDonald has extensive audit, public accounting, and executive level experience. Ms. McDonald’s proficiencies provide the Board with a skill set critical to successfully operating the Company and Bank.

Kathryn M. Zabriskie is president of Business Training Works, Inc., an employee-development firm specializing in soft-skills training, leadership development, and customer-experience initiatives. Ms. Zabriskie started the company in 2000. Since that time, she and her team have worked with hundreds of organizations across industries, including several members of the Fortune 50. Ms. Zabriskie holds an Master of Business Administration from the University of Texas at Austin and a Bachelor of Arts from George Mason University. She has served on several philanthropic boards and civic organizations in the Bank’s market. Age 51. Director of the Bank since 2013 and Director of the Company since 2017.

Ms. Zabriskie brings a depth and breadth of knowledge to the Board related to best practices in employee development, human resources, facilitation, and organizational planning. Her experience working nationally, internationally, and across industries offers a broad perspective on issues related to training and development, corporate culture, managing and attracting talent, and planning for the future.

Directors with Terms Ending in 2025

Michael B. Adams is the President of JON Properties, LLC., a full service commercial real estate company in Fredericksburg, Virginia. JON Properties has won numerous awards, particularly for its work on Historic Renovation and tax credit projects in the Fredericksburg, Virginia region. Prior to starting JON Properties, Mr. Adams worked at WEB Equipment, Inc., a dealer in rough terrain forklifts. Mr. Adams served as President of WEB Equipment, Inc. from 1995 – 2006. Mr. Adams serves, or has served, on numerous boards of community organizations. These include the Fredericksburg Rotary Club, the Cal Ripken, Sr. Foundation, the Fredericksburg Area Museum, the Central Virginia Housing Coalition, Loisann’s Hope House and the Germanna Community College Education Foundation. Mr. Adams is also a member of the Fredericksburg Builders Association, the National Association of Home Builders, the Fredericksburg Realtors Association and the National Realtors Association. Mr. Adams attended Prince George’s Community College and the University of Maryland where he studied business management. Mr. Adams holds a Class A General Contractors License and is a licensed real estate broker in the state of Virginia. Age 56. Director of the Bank and the Company since 2021.

Mr. Adams provides the Board with management and strategic knowledge through his experience as founder and owner of a local business. His experience as a business owner adds valuable expertise regarding local issues and provides first-hand understanding of the needs of business owners in the environment in which the Bank operates.

E. Larry Sanders, III is President of Edward L. Sanders Insurance Agency, which provides multi-line insurance services to clients in Maryland since 1903. Mr. Sanders graduated from NC State University in 1978, obtained his Certified Insurance Counselor designation in 1979 and became a licensed Insurance Advisor in 1981. Mr. Sanders served on the board of directors of County First Bank for 28 years, and served as Chairman of the board from 2013 to 2018. He is a current member and past President of the Charles County Rotary, past director for the Professional Insurance Agent’s Association, past director and past President for the Civista Foundation and current director for the Charles County Rotary Foundation. Age 66. Director of the Bank and the Company since 2018.

Through his experience as owner of an insurance agency, Mr. Sanders has extensive financial and operational knowledge. His years of experience serving as a bank director provides the Board valuable insight regarding corporate governance, regulatory compliance, risk assessment practices and bank operations.

Austin J. Slater, Jr. is Chairman of the Board of Directors of the Company and the Bank. He is a retired executive from the electric energy industry. Mr. Slater formerly served on the Board of Directors of the Federal Reserve Bank of Richmond, Baltimore Branch, as Chairman of the Board of the Maryland Chamber of Commerce and Chairman of the Board of Trustees for the College of Southern Maryland. He currently serves on the Board of Governors for Shepherd University and as Treasurer for the Shepherd University Foundation as well as numerous other industry and civic organizations. Mr. Slater holds an Master of Business Administration in finance from the George Washington University and a Bachelor of Science in accounting from Shepherd University. Age 69. Director of the Bank and the Company since 2003.

Mr. Slater has extensive management level experience in a large company setting outside of the financial services industry. Mr. Slater’s financial acumen and operational experience allow him to understand the complexities of the Company and the Bank. His experience in a regulated industry has exposed Mr. Slater to many of the issues facing companies today, particularly regulated entities, making Mr. Slater a valued component of a well-rounded board.

Joseph V. Stone, Jr. owned and operated Joe Stone Insurance Agency, which provided multi-line insurance services to clients in Maryland and Virginia, from 1981 to 2016. He has served as a director for the Southern Maryland Electric Cooperative from 1996 to 2020. Age 68. Director of the Bank and the Company since 2006.

Mr. Stone provides the Board with significant marketing and operational knowledge through his experience as owner of an insurance agency and various director positions with companies outside of the financial services industry. Mr. Stone also has considerable experience in the insurance industry, corporate governance and risk assessment practices necessary in banking operations.
CORPORATE GOVERNANCE
Director Independence. The Company’s Board of Directors currently consists of 12 members, all of whom are independent under the listing requirements of The NASDAQ Stock Market, except for James M. Burke, President and Chief Executive Officer of the Company and Bank, Gregory C. Cockerham (retired December 31, 2019), former Executive Vice President and Chief Lending Officer of the Company and the Bank and James F. Di Misa (retired March 31, 2019), former Executive Vice President and Chief Operating Officer of the Company and the Bank. In determining the independence of its directors, the Board considered various transactions, relationships and arrangements between the Company and its directors, including (i) legal services performed by the Jenkins Law Firm, LLC, of which Louis P. Jenkins, Jr. is the principal and to which the Bank paid an annual retainer of $118,000 in 2022, (ii) Michael B. Adams’ 25% ownership interest in GAFR Holdings, LLC, an entity from which the Bank leases space for a lending center and to which the Bank paid $105,812 in 2022 in connection with the lease, (iii) Mr. Adams’ position as President and sole owner of JON Properties, LLC, an entity receiving property maintenance fees from the Bank and to which the Bank paid $12,418 in 2022, and (iv) loans or lines of credit that the Bank has directly or indirectly made to each of the directors on the Board.

Board Leadership Structure. The Company currently separates the offices of Chief Executive Officer and Chairman of the Board. Doing so allows the Chief Executive Officer to better focus on his responsibilities of managing the day-to-day operations of the Company, enhancing stockholder value and expanding and strengthening the franchise while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and oversight of management.
The Board’s Role in Risk Oversight. Risk is inherent with every business and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, senior management attends the Board meetings and is available to discuss strategy and risks facing the Company and to address any questions or concerns raised by the Board on risk management and any other matters. The Board also provides strong oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Committees of the Board of Directors. The following table identifies the members of the Board’s Audit, Board Risk Oversight, Governance, Compensation and Strategic Initiatives Committees as of April 10, 2023. All members of the Audit, Governance and Compensation Committees are independent in accordance with the listing requirements of The NASDAQ Stock Market. Each committee operates under a written charter, which is approved by the Board of Directors, that governs its composition, responsibilities and operation. Each committee reviews and reassesses the adequacy of its charter at least annually.

Director	Audit Committee	Board Risk Oversight Committee	Governance Committee	Compensation Committee	Strategic Initiatives Committee
Michael B. Adams	X	X			X
James M. Burke
James F. Di Misa		X			X*
Gregory C. Cockerham		X			X
M. Arshed Javaid		X			X
Louis P. Jenkins, Jr.			X*	X*
Rebecca M. McDonald	X	X
Mary Todd Peterson	X*		X	X
E. Lawrence Sanders, III	X	X*
Austin J. Slater, Jr.*
Joseph V. Stone, Jr.			X	X
Kathryn M. Zabriskie			X	X	X
Number of Meetings in 2022	8	4	4	6	5
______________________
*Chairperson

Audit Committee. The Audit Committee engages the Company’s independent registered public accounting firm and meets with them in connection with their annual audit and reviews the Company’s accounting and financial and regulatory reporting policies and practices. Other responsibilities of the Audit Committee include engagement of compliance and internal audit providers and the review with management of reports issued by such parties. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as defined under the rules and regulations of the Securities and Exchange Commission. While the Board has not designated any individual Board member as an “audit committee financial expert,” the Board believes the level of financial knowledge and experience of the current members of the Audit Committee, including the ability to read and understand financial statements, is cumulatively sufficient to discharge the Audit Committee’s responsibilities. The Audit Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge in the Investor Relations portion of the “About Community Bank” section of the Company’s website (https://www.cbtc.com/about/investor-relations/corporate-governance/), and is available in print to any stockholder who requests a copy.

Board Risk Oversight Committee. The Board Risk Oversight Committee assists the Board in its oversight responsibilities by focusing specifically on the Company’s enterprise risk management activities including the significant policies, procedures and practices employed to manage capital adequacy, market risk, earnings, credit risk, liquidity, compliance, regulatory, legal, reputation, and strategic operational risk and by providing recommendations to the Board and management on strategic guidance with respect to the assumption, management and mitigation of risk. The Board Risk Oversight Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge in the Investor Relations portion of the “About Community Bank” section of the Company’s website (https://www.cbtc.com/about/investor-relations/corporate-governance/), and is available in print to any stockholder who requests a copy.

Governance Committee. The Governance Committee is responsible for promoting sound corporate governance policies that promote the best interests of the Company and its stockholders. The Committee’s responsibilities include: identification of director candidates; director education; recommendations on the size and composition of the Board and the boards of any subsidiaries, review of any stockholder proposals; monitoring of regulatory and statutory compliance; review of committee charters; and evaluations of Board oversight and effectiveness. The Governance Committee also annually reviews and recommends, in conjunction with the Compensation Committee, the appropriate level of director compensation. The Governance Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge in the Investor Relations portion of the “About Community Bank” section of the Company’s website (https://www.cbtc.com/about/investor-relations/corporate-governance/), and is available in print to any stockholder who requests a copy.

Compensation Committee. The Compensation Committee approves the compensation objectives for the Company and the Bank and establishes the compensation for the Chief Executive Officer and other executives. Our Chief Executive Officer, President and Chief Operating Officer make recommendations to the Compensation Committee from time to time regarding the appropriate mix and level of compensation for other executives. The Compensation Committee reviews compensation for the Company’s executive officers to ensure an appropriate balance between short-term pay and long-term incentives. In addition to reviewing competitive market values, the Compensation Committee also examines the total compensation mix, pay-for-performance relationship, and how all elements, in the aggregate, comprise the executive’s total compensation package. Decisions by the Compensation Committee with respect to the compensation of executive officers are approved by the full Board of Directors. The Compensation Committee also annually reviews and recommends, in conjunction with the Governance Committee, the appropriate level of director compensation. The Compensation Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge in the Investor Relations portion of the “About Community Bank” section of the Company’s website (https://www.cbtc.com/about/investor-relations/corporate-governance/), and is available in print to any stockholder who requests a copy.

Strategic Initiatives Committee. The Strategic Initiatives Committee provides oversight and strategic guidance to management related to the Company’s planning and execution of key organizational initiatives and strategic projects. The Strategic Initiatives Committee reviews and makes recommendations to the Board with respect to policies, processes and systems that management uses to manage projects, new products, facilities and technology. The Strategic Initiatives Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge in the Investor Relations portion of the “About Community Bank” section of the Company’s website (https://www.cbtc.com/about/investor-relations/corporate governance/), and is available in print to any stockholder who requests a copy.

Independent Merger Committee. The Independent Merger Committee was formed in September 2022 in connection with the Board of Directors’ evaluation of a proposed merger of equals with Shore Bancshares, Inc. The Independent Merger Committee is comprised solely of independent directors. The duties of the Independent Merger Committee were to include (i) reviewing and providing guidance to senior management and the full Board of Directors with respect to, and making a recommendation to the Board of Directors regarding, the proposed business combination with Shore Bancshares, Inc., including, as necessary, reviewing, negotiating and recommending relevant terms for the proposed business combination to the Board of Directors; (ii) overseeing the due diligence process with respect to the proposed business combination; and (iii) providing the full Board of Directors with reports of its meetings and activities. The Independent Merger Committee is comprised of Directors Slater, Adams, Jenkins, Stone, McDonald, Peterson and Sanders and met seven times during 2022.

Director Nomination Process. The Governance Committee identifies nominees for election as directors. The Governance Committee seeks to create a board that is strong in its collective knowledge and has a diversity of skills and experience in accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. To accomplish this, the Governance Committee considers a candidate’s knowledge of the banking business and involvement in community, business and civic affairs, and also considers whether the candidate would adequately represent the Company’s market area. Any nominee for director must be highly qualified with regard to some or all of these attributes. In searching for qualified director candidates to fill vacancies on the Board, the Governance Committee solicits its current directors for the names of potential qualified candidates. The Governance Committee may also ask its directors to pursue their business contacts for the names of potentially qualified candidates. The Governance Committee would then consider the potential pool of director candidates, select the top candidates based on the candidates’ qualifications and the Company’s needs, and conduct a thorough investigation of each proposed candidate’s background. If a stockholder has submitted a proposed nominee in accordance with the procedures specified below, the Governance Committee would consider the proposed nominee, along with any other proposed nominees recommended by directors, in the same manner in which the Governance Committee would evaluate nominees for director recommended by the Board of Directors. The Governance Committee will also consider the extent to which a candidate helps the Board of Directors reflect the diversity of the Company’s stockholders, employees, customers and communities, including with respect to race, ethnicity, gender, age and other characteristics. The Company has taken steps to increase the diversity of its Board, and the Governance Committee will continue to seek opportunities to enhance board diversity in the future.

Consideration of Recommendations by Stockholders. The Governance Committee will consider recommendations for directors submitted by stockholders. Stockholders who wish the Governance Committee to consider their recommendations for nominees for director should submit their recommendations in writing to the Governance Committee in care of the Corporate Secretary, The Community Financial Corporation, 3035 Leonardtown Road, Waldorf, Maryland 20601. Each written recommendation must set forth (1) the name of the recommended candidate, (2) the number of shares of stock of the Company that are beneficially owned by the stockholder making the recommendation and by the recommended candidate, and (3) a detailed statement explaining why the stockholder believes the recommended candidate should be nominated for election as a director. In addition, the stockholder making such recommendation must promptly provide any other information reasonably requested by the Governance Committee. To be considered by the Governance Committee for nomination for election at an annual meeting of stockholders, the recommendation must be received by the January 1 preceding that annual meeting. Additionally, to comply with the universal proxy rules (once effective) for our 2023 annual meeting of stockholders, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than March 26, 2023, subject to certain exceptions in Rule 14a-19.

Board and Committee Meetings. During 2022, the Board of Directors of the Company held nine meetings. No director attended fewer than 75% of the meetings of the Board of Directors and Board committees on which they served in 2022, except for Kimberly C. Briscoe-Tonic whose ability to attend meetings was impacted by health issues.

Director Attendance at Annual Meeting of Stockholders. While the Company does not have a policy regarding Board member attendance at annual meetings of stockholders, it encourages directors to attend the annual meeting of stockholders. All of the Company’s directors attended the Company’s 2022 annual meeting of stockholders, expect for Kimberly C. Briscoe-Tonic whose ability to attend was impacted by health issues and M. Arshed Javaid who was out of the country.

Code of Ethics. The Community Financial Corporation maintains a Code of Ethics that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. Under the terms of the Code of Ethics, violations of the Code of Ethics reported by directors are required to be reported to the Chief Executive Officer, Corporate Secretary or the Audit Committee of the Board of Directors. Complaints regarding accounting matters must be reported to the Audit Committee Chair. A copy of the Code of Ethics is available free of charge in the Investor Relations portion of the “About Community Bank” section of the Company’s website (https://www.cbtc.com/about/investor-relations/corporate-governance/), and is available in print to any stockholder who requests a copy.
MANAGEMENT - CHIEF OFFICERS
Our executive officers are elected by the Board of Directors and serve at the Board’s discretion. Below is information regarding our executive officers who are not directors. Ages presented are as of December 31, 2022.

Todd L. Capitani, age 56, joined the Bank in 2009. He serves as Executive Vice President and Chief Financial Officer of the Company and the Bank. Before joining the Bank, Mr. Capitani served as a Senior Finance Manager at Deloitte Consulting and as Chief Financial Officer at Ruesch International, Inc. Mr. Capitani has over 30 years of experience in corporate finance, controllership and external audit. Mr. Capitani is involved with several local charities, religious and community organizations. Mr. Capitani is a member of the American Institute of Certified Public Accountants and other civic groups. He serves as the Treasurer on the Board of Directors for Annmarie Sculpture Garden & Arts Center. Mr. Capitani is a Certified Public Accountant and holds a Bachelor of Arts from the University of California at Santa Barbara. He also attended the Harvard Business School Program on Negotiation and the Yale School of Management Strategic Leadership Conference.

John Chappelle, age 37, joined the Bank in 2007. He serves as Executive Vice President and Chief Digital Officer of the Bank. Mr. Chappelle is responsible for the execution of digital banking strategies and oversees Information Technology, Digital Banking and Commercial Services. Mr. Chappelle has more than 15 years of banking experience. He serves on the Board of Directors for Bay Community Support Services and is Past Chairman of the Charles County Chamber of Commerce. He is a Maryland Bankers School graduate, holds a Bachelor of Science in Business Administration from Mount St. Mary’s University and holds a Master of Business Administration from the University of Maryland University College.

Brian Scot Ebron, age 54, joined the Bank in 2018. He serves as Executive Vice President and Chief Banking Officer. Mr. Ebron oversees the Bank’s business development efforts, as well as the Bank’s credit, and risk departments. Mr. Ebron has worked in banking for over 30 years and has prior executive level experience. He serves on the Board of Gwyneth’s Gift Foundation, as Treasurer, and also on the College of Southern Maryland’s Business Advisory Council. He holds a bachelor’s degree in economics from the University of North Carolina.

Christy M Lombardi, age 46, joined the Bank in 1998. She serves as Executive Vice President and Chief Operating Officer of the Company and the Bank. Ms. Lombardi is responsible for corporate governance matters for the Company, and oversees operations, human resources, information technology and shareholder relations. Ms. Lombardi has over 20 years of banking experience. She serves on the Board of Trustees of the College of Southern Maryland, the Maryland Bankers Association Board of Directors, the Advisory Board of the Maryland Banker’s Association Council of Professional Women in Banking and Finance, on the Southern Maryland Workforce Development Board and on the Executive Board of the Tri-County Council for Southern Maryland. Ms. Lombardi served on the Board of Directors of the Calvert County Chamber of Commerce from 2012-2018. She completed the ABA Stonier Graduate School of Banking program, is a Maryland Banking School graduate and holds a Master of Science in management from University of Maryland University College as well as a Master of Business Administration.

Lacey Pierce, age 37, joined the Bank in 2007. She serves as Executive Vice President and Chief Administrative Officer. Ms. Pierce is responsible for administration matters and oversees lending administration, marketing and facilities. She has more than 15 years banking experience. Ms. Pierce serves on the Board of Directors of The Arc of Southern Maryland and Farming 4 Hunger. She completed the ABA Stonier Graduate School of Banking program, is a Maryland Banking School graduate and holds a bachelor’s degree from Towson University.

Patrick Pierce, age 44, joined the Bank in 2003. He serves as Executive Vice President and Chief Lending Officer for the Bank. Mr. Pierce is responsible for the business development efforts in the Maryland & Virginia markets and oversees Community Wealth Advisors, the Bank’s wealth division. Mr. Pierce has 20 years of experience in banking and financial services. He serves on the

Board of Directors of the University of Maryland Charles Regional Medical Center as the Secretary/Treasurer and is a Board Member and Treasurer for the La Plata Business Association. Mr. Pierce is a Maryland Bankers School graduate and holds a bachelor’s degree in business management from University of Maryland University College.

Talal Tay, age 45, joined the Bank in 2018. He serves as Executive Vice President and Chief Risk Officer of the Bank. Mr. Tay is responsible for enterprise risk management, credit administration, loan review and information security. Mr. Tay also oversees compliance and BSA. He has worked in the audit and risk areas of financial services for more than 20 years. Mr. Tay holds a bachelor’s degree in business marketing from Florida State University and accounting studies from the University of Texas at San Antonio. He holds a Certified Anti-Money Laundering Specialist designation.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)
The Company’s management team and Board of Directors recognize the importance of a continuous focus on environmental, social, and governance (“ESG”) issues. The Strategic Plan adopted by the Company includes the development of ESG-related initiatives as part of the Company’s long-term goals. The Strategic Initiatives Committee is tasked with overseeing the execution of the Company’s strategic initiatives, including ESG efforts under the plan.

Furthermore, the Company’s management team and the Board oversee and direct a range of matters that implicate ESG issues, such as the Company’s: sustainability practices, investments in human capital, social and community support efforts, and governance and risk management policies and procedures.

Sustainability

The Company is committed to operating in a sustainable manner and has undertaken a number of initiatives designed to reduce our impact on the environment and to promote environmentally friendly projects and practices. With a view to increasing efficiency and reducing waste, we are continuing to digitize manual back office and banking center functions. Over the past several years, we migrated our technology infrastructure to a cloud environment, which reduced our energy usage. Many of the Bank’s locations have been converted to energy efficient systems and finishes to minimize the carbon footprint, and any new buildings or locations will be constructed in this manner. We continue to increase the use of digitized records and e-signing technology to minimize paper waste.

We believe that a focus on environmental sustainability, with the objective of reducing costs and improving sustainability of our operations, will provide a strategic benefit to the Company. Furthermore, the Company recognizes that climate change is a growing risk for our planet, and we are committed to doing our part to mitigate this risk by placing increased focus and emphasis on environmental consciousness.

Human Capital

Our Mission and Culture. The Bank’s mission is to exceed the expectations of our community, today and tomorrow. The Bank’s corporate culture is defined by core values which include integrity, accountability, professionalism, diversity, community-focused and communicative. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to the success of the Bank and Company. We believe that relations with our employees are good.

Employee Demographics. As of December 31, 2022, Community Bank employed 197 full and part time employees (194 full time equivalent employees) of which approximately 72% were women. In addition, for those employees identifying as such, approximately 24% of our workforce have diverse ethnic backgrounds.

Diversity and Inclusion. We are committed to building a diverse workforce and an inclusive work environment which are supported by our culture and values. We strive to attract and retain employees with diverse characteristics, backgrounds and perspectives, which inspires our team to achieve more creative and innovative solutions for our customers. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. Our commitment to equal employment opportunities is demonstrated through an affirmative action plan which includes annual compensation analyses, ongoing reviews of our selection and hiring practices and an annual review of our plan to ensure we build and maintain a diverse workforce.

Compensation and Benefits. The Bank’s compensation and benefits package is designed to attract and retain a talented workforce. The Bank’s minimum wage for entry level positions is $20.00 per hour. In addition to salaries, benefits include a 401(k) plan with an employer matching contribution, an employee stock ownership plan, medical insurance benefits, paid short-term and long-term disability and life insurance, flexible spending accounts, tuition reimbursement, wellness benefits, paid time off, family leave and an employee assistance program.

Professional Development. The Bank invests in the growth of its employees by providing access to professional development and continuing education courses and seminars that are relevant to the banking industry and their job function within the Company. We offer our employees the opportunity to participate in various professional and leadership development programs. On-demand training opportunities include a variety of industry, technical, professional, business development, leadership and regulatory topics. Training to communicate the Bank’s culture, behavioral standards and expectations to employees is an important part of our training program.

Employee Health and Safety. The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented unique challenges to maintain employee safety while continuing successful operations. To support our employees and customers during this time the Bank developed a pandemic response plan which established a phased approach for operating in the pandemic environment. The Bank greatly expanded remote work, established employee engagement and feedback initiatives to understand and respond to employee needs and concerns, broadened benefit offerings and established safety protocols regarding cleaning, personal hygiene and physical distancing to minimize the spread of illness in our work environments. The Bank did not furlough or lay-off any employees as a result of the pandemic.

Social Impact

We are a community bank committed to investing in the financial health and well-being of our neighbors, and we believe that the success of our communities is a shared responsibility. We invest in our communities by giving our time, monetary contributions and ongoing support. In 2022, the Bank supported over 150 community organizations, exceeding $260,000 in donations. Our employees provide leadership on a number of community organization boards, and give countless volunteer hours. The Community Cash Mob program supported 11 local businesses with funds totaling over $10,000 in 2022. The Company is passionate about being a good corporate citizen in the communities where we live and work.

Governance and Risk Management

We are committed to achieving excellence in our governance and risk management practices to support the Company’s long-term success. The Company’s Code of Ethics and Whistleblower Procedure ensures that our directors, officers, and employees are apprised of the requirements for maintaining compliance with all applicable rules and regulations. Our corporate governance policies and practices also include evaluations of the Board and its committees, which are responsible for broad oversight of Company and Bank operations.

Our internal risk management teams oversee compliance with applicable laws and regulations and coordinate with subject matter experts throughout the business to identify, monitor, and mitigate risk including information security risk management and cyber defense programs. These teams maintain rigorous testing programs and regularly provide updates to the Board and the Board Risk Oversight Committee, which periodically evaluates, and makes recommendations to the Board in regards to, the Company’s risk policies and procedures. The Company has a robust Information Security program that incorporates multiple layers of physical, logical, and written controls. We leverage the latest encryption configurations and technologies on our systems, devices, and third-party connections and further vet third-party vendors’ encryption, as required, through the organization’s vendor management process.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
General. Pursuant to federal securities laws, the Company’s officers, directors and persons who own more than 10% of the Company’s outstanding common stock are required to file electronic reports detailing their ownership and changes of ownership in Company common stock with the SEC through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”).

Delinquent Section 16(a) Reports. Based solely on our review of the copies of the reports filed with the SEC’s EDGAR system and any written representations from such persons that no additional reports of changes in beneficial ownership were required, the Company believes that during 2022, all of its officers, directors and all of its stockholders owning in excess of 10% of the outstanding common stock of the Company, have complied with the reporting requirements.

Item 11.    Executive Compensation
DIRECTOR COMPENSATION
The following table provides the compensation received by the non-employee directors of the Company and the Bank during 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
Michael B. Adams	$48,150	$10,009	$—	$—	$58,159
Kimberly C. Briscoe-Tonic(4)	12,500	—	—	—	12,500
Gregory C. Cockerham	49,400	10,009	6,489	37	65,935
James F. Di Misa	45,650	10,009		—	55,659
M. Arshed Javaid	40,375	10,009	—	128	50,512
Louis P. Jenkins, Jr.	57,150	10,009	—	—	67,159
Rebecca M. McDonald	47,525	10,009	—	—	57,534
Mary Todd Peterson	56,150	10,009	—	—	66,159
E. Lawrence Sanders, III	54,175	10,009	10,577	—	74,761
Austin J. Slater, Jr.	100,000	10,009	—	170	110,179
Joseph V. Stone, Jr.	50,675	10,009	52,965	—	113,649
Kathryn M. Zabriskie	43,150	10,009	—	—	53,159
______________________
(1)Represents fees and retainers earned or paid in cash. Directors Cockerham, Javaid, Sanders, and Zabriskie deferred all or a portion of fees into the Directors’ Retirement Plan.
(2)Represents aggregate fair market value as of the grant date of restricted stock unit awards granted in fiscal year 2022 constituting an equity-based retainer for directors, as computed in accordance with FASB ASC Topic 718, Stock Compensation.
(3)Represents the portion of non-qualified deferred compensation earnings under the Community Bank of the Chesapeake Retirement Plan for Directors that was above the Internal Revenue Service long-term rate. Under the plan, interest is credited at a rate equal to the Company’s annualized return on equity or based on the gains or losses on the deemed investments.
(4)Ms. Briscoe-Tonic passed away on July 12, 2022. Amounts shown reflect cash compensation for her service in 2022 through the date of her passing.
Cash Retainers and Meeting Fees for Directors. The following tables set forth the applicable cash retainers and fees that will be paid to directors for their service on the Boards of Directors of the Company and the Bank for 2023:

Board of Directors of the Company:
Annual Retainer	$15,000
Fee per Board Meeting (Regular or Special)	$750
Fee per Committee Meeting	$500
Annual Retainer for the Chairman of the Board	(1)
Annual Retainer for the Audit, Governance and Compensation Committee Chairs	$5,000
Annual Retainer for Board Risk Oversight and Strategic Initiatives Committee Chairs	$2,500

Board of Directors of the Bank:
Annual Retainer	$10,000
Fee per Board Meeting (Regular or Special)	$650
Fee per Committee Meeting	$425
Annual Retainer for the Chairman of the Board	(1)
Annual Retainer for Credit Risk Committee Chair	$2,500
______________________

(1) Austin J. Slater, Jr., the Chairman of the Board of Directors of the Company and the Bank, will receive an annual retainer of $100,000 in 2023, paid in quarterly installments, for his service as Chairman. The Chairman does not receive meeting fees for attendance at board or committee meetings.

Employee directors of the Company receive the annual retainer and Board meeting fees; they do not receive fees for committee meetings. Employee directors of the Bank do not receive an annual retainer or any Board or committee meeting fees.

Equity-Based Retainers for Directors. Each year, non-employee directors of the Company are granted a number of restricted stock units calculated by dividing $10,000 by the fair market value of one share of Company common stock on the grant date (rounded up to the nearest whole share). The restricted stock units generally will fully vest on the one-year anniversary of the grant date, subject to the non-employee director’s continued service and the terms and conditions of the non-employee director’s director share unit agreement.

Directors’ Retirement Plan. The Bank maintains a retirement plan for non-employee members of the Board of Directors of the Bank (the “Directors’ Plan”). Under the Directors’ Plan, each eligible director of the Bank will receive an annual retirement benefit for ten years following his or her termination of service on the Bank’s Board in an amount equal to the product of his “Benefit Percentage”, “Vested Percentage”, and $3,500. A participant’s “Benefit Percentage” is 0% for less than five years of service, 33 1/3% for five to nine years of service, 66 2/3% for 10 to 14 years of service, and 100% for 15 or more years of service. A participant’s “Vested Percentage” is 33 1/3% for less than one year of service, 66 2/3% for one year of service, and 100% for two or more years of service. If a participant terminates service on the Board due to disability, the Bank will pay the participant each year for ten years an amount equal to the product of his or her Benefit Percentage and $3,500. If a participant dies before collecting either his or her retirement or disability benefit, the participant’s surviving spouse or estate will receive a lump sum payment having a present value equal to five times the annual retirement benefit to which the participant was entitled, assuming the participant separated service on the date of death and was fully vested. If the participant dies after beginning to receive his or her retirement or disability benefits, the participant’s surviving spouse or estate will receive a lump sum payment having a present value equal to the remaining benefits to which the participant was entitled from the date of death through the tenth annual payment thereafter. A participant will become fully vested in the event of a “change in control” (as defined in the Directors’ Plan) or upon separation from service on the Board after attaining the age 72 or incurring a disability.

The Directors’ Plan also provides non-employee directors the opportunity to defer all or any portion of the fees otherwise payable. At each participant’s election, interest is credited at a rate equal to the Company’s annualized return on equity or based on the gains or losses on the deemed investments. Participants are 100% vested in their voluntary deferrals under the Directors’ Plan.

Deferred amounts may be credited quarterly and adjusted annually with a rate of return equal to the consolidated return on equity of the Company for the calendar year, as determined under accounting principles generally accepted in the United States, and/or credited quarterly with earnings or losses based on the deemed investments.

EXECUTIVE COMPENSATION
The following overview is intended to provide stockholders with a description of the Company’s executive compensation philosophy, components of its executive compensation program, and the factors considered by the Compensation Committee (or “Committee” in this section) for determining executive compensation for our named executive officers (or “NEO” in this section) in 2022.

Because of the June 2018 amendment to the definition of a “smaller reporting company” under rules promulgated by the Securities and Exchange Commission, we qualify for, and have elected to comply with, the scaled disclosure requirements applicable to smaller reporting companies. Accordingly, this executive compensation overview is not intended to meet the “Compensation Discussion and Analysis” disclosure required of larger reporting companies.

Our 2022 named executive officers are our two principal executive officers for 2022 and our two additional most highly-compensated executive officers who were serving as an executive officer at the end of 2022. During 2022, our principal executive officers were William J. Pasenelli and James M. Burke. Mr. Pasenelli served as Chief Executive Officer until his retirement on August 31, 2022. Mr. Burke became President and Chief Executive Officer effective September 1, 2022. Our remaining named executive officers were Todd J. Capitani and Christy M. Lombardi. This executive compensation overview should be read in conjunction with the compensation tables and associated narrative that follows.

Named Executive Officer	Title
William J. Pasenelli	Chief Executive Officer (CEO)
James M. Burke	President and Chief Executive Officer (CEO)
Todd L. Capitani	Executive Vice President and Chief Financial Officer (CFO)
Christy M. Lombardi	Executive Vice President and Chief Operating Officer (COO)

Our Compensation Philosophy

Our executive compensation program is structured to motivate and retain executive officers who are critical to our success. Our competitive salary, incentive opportunities and benefits program reflect a balanced and responsible pay approach while also considering the environment in which the Company operates. Our executive compensation program is designed to reward our named executive officers for delivering results and achieving sustainable growth. We seek to accomplish this goal in a way that rewards performance and is aligned with our stockholders’ long-term interests. Our compensation philosophy is grounded on the following guiding principles:

Team-Based Approach. Each named executive officer is a member of the Company’s executive team. The Company’s executive compensation program is intended to promote and maintain stability within the executive team. As such their incentive opportunities are linked to similar performance metrics.

Performance Expectations. The Company has clear performance expectations of its officers that are reinforced by its performance review and compensation programs. First, each executive officer must demonstrate exceptional personal performance in order to remain part of the executive team. Second, each executive officer must contribute to the Company’s overall success, rather than focus solely on specific objectives within the officer’s area of responsibility.

Ownership. We believe executives should have an ownership position in our Company. In addition to the annual incentive plan, executives participate in a long term incentive program which includes equity awards paid in the form of restricted stock units and performance share units. The Company has in place stock ownership guidelines for its executive officers (ranging between 1x – 2x base pay).

Principal Elements of Pay

The executive compensation program reflects our compensation philosophy and uses a full range of pay components to achieve our objectives. We believe that we can meet the objectives of our compensation philosophy by reaching a balance among the primary elements of base salary, short-term incentives and long-term incentives.

The target allocation of base salary and performance-based compensation (short-term cash incentives and equity awards) varies depending upon the role of a named executive officer in our organization and his or her individual performance and achievements in support of our strategic objectives.

Supplemental benefits: In addition to eligibility to participate in the Company’s health and welfare programs and other broad-based programs on the same basis as other employees, the Company offers NEOs supplemental retirement and life insurance benefits commonly offered by peers within the industry.

Our Decision-Making Process

Role of the Compensation Committee. The Committee is responsible for overseeing and administering the Company’s employee benefit plans and policies. The Committee determines all compensation for the named executive officers. Each year, the Committee conducts an evaluation of each executive officer’s compensation to determine if any changes would be appropriate based on the considerations described above.

The Committee is composed of at least three directors who are determined to be “independent directors” as defined by NASDAQ Rule 5605(d) (2) (A). The members of the Committee are appointed annually by the Board of Directors. Four members of the Company’s Board of Directors serve on the Committee, each of whom is an “independent director.” The Chair of the Committee reports to the Company’s Board regarding Committee actions.

Compensation Committee Interlocks and Insider Participation. No member of the Committee is a current or former officer or employee of the Company or any of its subsidiaries. There are no compensation committee interlocks with other entities with respect to any such member.

Role of Management. At the Committee’s request our Chief Executive Officer provides input regarding the performance and appropriate compensation of the other executive officers. The Committee considers the Chief Executive Officer’s evaluation of the other executive officers because of his direct knowledge of each executive officer’s performance and contributions. In accordance with NASDAQ rules, the Chief Executive Officer is not present when his compensation is being discussed or approved.

Role of the Compensation Consultant. For 2022 compensation decisions, the Committee retained the services of McLagan Aon to assist the Committee with its compensation governance responsibilities, including areas such as competitive assessment of our executive compensation programs, advice on incentive plan design, and education and guidance on regulatory matters and emerging trends related to executive compensation. The Committee assessed the independence of McLagan Aon pursuant to SEC and NASDAQ rules and concluded that no conflict of interest exists that would prevent McLagan Aon from serving as an independent consultant to the Committee.

Role of Compensation Benchmarking. The Committee reviews both compensation and performance at peer companies to inform its decision-making process so it can set total compensation opportunities that it believes are commensurate with the market and the Company’s scope and performance. The Committee refers to executive compensation studies prepared by its independent consultants when it reviews and approves executive compensation. However, the Committee also considers other factors when setting compensation, including specific job responsibilities and scope, adjustments for individual skills and expertise, and internal pay equity.

2022 Executive Compensation Decisions

The Committee began its work on executive compensation for 2022 by assessing competitive market compensation using a number of data sources including publicly disclosed information on a selected peer group of publicly traded banking organizations similar in asset size, business model, and geographic region. Additionally, the Committee considered the results of the Company’s say-on-pay vote when making compensation decisions for the NEOs. At the Company’s 2022 annual meeting of stockholders, approximately 94.1% of the votes cast on the say-on-pay proposal were voted for the proposal, demonstrating a high level of support for the Committee’s executive pay decisions.

2022 Business Highlights.

During 2022, the Company delivered record earnings. We solidified our market share and improved our deposit franchise in Southern Maryland, established a strong foothold in and around Fredericksburg, Virginia, had solid portfolio loan growth and added new technology initiatives in both markets. Net income for the year ended December 31, 2022 was $28.3 million or $5.00 per diluted share compared to net income of $25.9 million or $4.47 per diluted share for the year ended December 31, 2021. The $2.4 million increase to net income in 2022 compared to 2021 included increased net interest income of $7.1 million for the comparable periods. This addition to net income was partially offset by increased loan loss provision of $1.9 million, decreased noninterest income of $1.5 million, increased income tax expense of $0.9 million, and increased noninterest expense of $0.3 million for the comparable periods.

In 2022, profitability increased from increases in interest-earning asset yields and expense control, partially offset by increased interest expense from higher funding costs, lower non-interest income and higher provision for credit losses as the Bank transitioned from an incurred loss model to an expected loss model following the adoption of the current expected credit losses ("CECL") accounting standard in 2022. Although, the COVID-19 pandemic continued to present both economic and operational challenges in 2022, there were no customers with COVID-19 deferrals at December 31, 2022.

Additional financial highlights include the following:

•The Company’s return on average assets (“ROAA”) and return on average common equity (“ROACE”) were 1.22% and 14.76% for the twelve months ended December 31, 2022 compared to 1.19% and 12.65% for the twelve months ended December 31, 2021.

•On December 14, 2022, the Company entered into a definitive agreement to undertake a merger of equals pursuant to which the Company and Bank will merge into Shore Bancshares, Inc. (NASDAQ: SHBI) ("Shore") in an all-stock transaction. The combined company will have total assets of approximately $6.0 billion on a pro forma basis. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, and which remains subject to shareholder approval, as well as the satisfaction of customary closing conditions, holders of TCFC common stock will have the right to receive 2.3287 shares of Shore Bancshares, Inc. common stock. The merger is expected to close in on or around July 1, 2023. James M. Burke, TCFC current President and Chief Executive Officer, will serve as President and Chief Executive Officer for the combined company and Todd L, Capitani, TCFC current Chief Financial Officer will serve as Chief Financial Officer for the combined company.

•The Company improved credit quality by resolving multiple non-accrual loans, reducing nonperforming assets to 0.27% of total assets at December 31, 2022 compared to 0.35% at December 31, 2021. Upon the adoption of ASC 326, the Company recorded a $2.5 million increase to the ACL. ACL balances increased to 1.26% of portfolio loans at December 31, 2022 compared to 1.17% at December 31, 2021. At December 31, 2022, the Company's ACL increased $4.5 million or 24.3% to $22.9 million from $18.4 million at December 31, 2021. The increase in the general allowance was primarily related to the impact of adoption of ASC 326 (CECL) and portfolio loan growth.

•The Company’s efficiency ratio improved (decreased) from 52.67% for the year ended December 31, 2021 to 49.34% for the year ended December 31, 2022, as a result of expense control and increased net interest income. Management believes it is important to continue to focus on creating operating leverage. Controlling expense growth while increasing noninterest income helps prepare the Company for changes in interest rates and credit cycles.

•Total assets increased $82.7 million, or 3.6%, to $2.41 billion at December 31, 2022 compared to total assets of $2.33 billion at December 31, 2021, primarily due to net loan growth. Cash decreased a net of $114.2 million and was used to fund net loan growth of $211.7 million. Available for sale ("AFS") debt securities, which are reported at fair value, decreased $35.1 million to $462.7 million, primarily due to unrealized losses from rising interest rates during 2022. In addition, deferred tax assets increased $15.6 million to $24.7 million primarily due to increases in unrealized losses of the Bank's AFS investment portfolio related to changes in interest rates. Deferred tax assets also increased due to the adoption of the CECL accounting standard on January 1, 2022.

•During 2022, the Bank increased noninterest-bearing accounts by $184.3 million to $630.1 million or 30.17% of deposits at December 31, 2022 from 21.68% of deposits at December 31, 2021. Total deposits increased $32.3 million in 2022 from $2,056.2 million at December 31, 2021 to $2,088.5 million at December 31, 2022.

•During the year ended December 31, 2022, total stockholders’ equity decreased $21.1 million. The decrease in equity was primarily due to an increase of $41.1 million in accumulated other comprehensive loss ("AOCL") related to the Bank's AFS securities portfolio due to changes in market interest rates. In addition, equity decreased due to common dividends paid of $3.8 million, stock repurchases of $3.6 million, and $2.0 million for the adoption of the CECL accounting standard on January 1, 2022. Decreases in equity were partially offset by net income of $28.3 million and stock-based compensation and ESOP activity of $1.0 million.
•The Company's common equity to assets ratio decreased to 7.76% at December 31, 2022 from 8.94% at December 31, 2021. The Company’s ratio of tangible common equity ("TCE") to tangible assets decreased to 7.32% at December 31, 2022 from 8.48% at December 31, 2021 due primarily to increases in AOCL. Regulatory capital was not impacted by the increase in AOCL and Tier 1 capital to average asset ratios at the Company remained strong at 9.60% at December 31, 2022 compared to 9.23% at December 31, 2021.

Base Salaries. Competitive base salaries are critical in attracting and retaining our executives. We establish base salaries and assess market competitiveness by comparing our executives’ qualifications, experience, and responsibilities as well as their individual performance and value with similar positions among our peers.

The following table reflects each active named executive officer’s increase in base pay for 2022.

Executive	Title	2021 Salary	2022 Salary	% Increase
William J. Pasenelli	President and CEO	$556,400	$573,000	2.98%
James M. Burke	President	$401,100	$414,000	3.22%
Todd L. Capitani	EVP and CFO	$336,000	$343,000	2.08%
Christy M. Lombardi	EVP and COO	$334,800	$342,000	2.15%

Annual Performance-Based Incentive Compensation. The Executive Incentive Compensation Plan (“EICP”) is a short-term annual incentive that provides our named executive officers with the opportunity to earn cash incentive compensation for achieving specific Company performance goals. The plan uses a balanced scorecard approach by establishing threshold, target and maximum (“stretch”) incentive opportunities tied to performance factors aligned with the annual strategic plan approved by the Board.

The total amount of each NEO’s incentive award under the short-term incentive plan is determined by taking into account performance against a scorecard of financial performance metrics that tie to our annual business plan, along with the results of a holistic assessment of each executive. All of these components are part of a scorecard that is provided to each NEO and used by the Committee to determine annual short-term incentive awards.

The performance factors used to determine the incentive payouts for our named executive officers under the EICP in 2022 included PTPP ROAA, efficiency ratio, non-performing assets as a percentage of total assets, growth in non-interest income and noninterest bearing deposits as a percentage of total deposits. These performance metrics reflect commonly recognized measures of overall company performance and are associated with stockholder value creation. The plan included threshold, target and maximum levels of performance for each performance factor and a corresponding payout, weighted as a percentage of salary, to each of the named executive officers based upon actual achievement. The 2022 target incentive opportunity was 30% of base salary for the CEO and 25% of base salary for the other NEOs. The incentive opportunity ranged from 50% of target at threshold performance to a maximum of 150% of target for superior performance (from 15% to 45% of base salary for the CEO and 12.5% to 37.5% for the other NEOs. Following year end, the Committee determines the amount to be awarded to each executive officer by comparing the Company’s financial results to the established performance goals. For 2022, PTPP ROAA, efficiency ratio and non-performing assets as a percentage of total assets aligned at or near stretch performance level, noninterest bearing deposits as a percentage of total deposits aligned slightly below target and growth in non-interest income aligned below the threshold performance level.

Following the Compensation Committee’s review of the results of the components of each executive officer’s annual incentive plan scorecard in February 2022, the Committee interpolated the results and awarded total annual incentive payouts between target and stretch performance as noted below. The EICP payouts were distributed in cash. Due to his pending retirement in 2022, Mr. Pasenelli was not eligible for an annual incentive plan payout for the 2022 performance period.

Executive	Target Incentive (% of Salary)	Target Incentive ($)	Amount Awarded (% of Salary)	Amount Awarded ($)
William J. Pasenelli	-	$—	-	$—
James M. Burke	30.0%	$154,500	35.7%	$184,029
Todd L. Capitani	25.0%	85,750	29.8%	102,139
Christy M. Lombardi	25.0%	85,500	29.8%	101,841

Long-Term, Equity Based Compensation. The Committee believes that equity should represent a meaningful portion of executive compensation to align the interests of our executives and stockholders. Additionally, we believe that equity provides for a longer-term retention tool. These ownership and retention objectives are supported by paying a portion of incentives in equity and through the use of time-based vesting for equity awards. The Company’s Long-Term Equity Incentive Program under the Company’s 2015 Equity Compensation Plan (“LTEIP”) delivers long-term incentive opportunities in a combination of time-based vesting restricted stock units and performance-contingent stock units. Awards under the LTEIP are generally granted annually, with overlapping three-year restriction/performance cycles. The performance factors used to determine equity awards for our named executive officers under the Bank’s LTEIP include ROAA and ROAE measured on a relative basis against a defined group of peer banks over the period of January 1, 2022 through December 31, 2024. The 2022 target LTEIP award opportunity was 30% of base salary for the CEO, 15% of base salary for the President and 10% of base salary for the other NEOs. The target awards are 50% time-based restricted stock units (“RSUs”) and 50% performance share units (“PSUs”). The plan includes threshold, target and stretch levels of performance for each performance factor and each factor is weighted at 50% of the total opportunity. Performance and the resulting payouts will be determined as soon as practicable following the filing of the Company’s Form 10-K for the fiscal year ending December 31, 2024. In the event of death or disability, all time-based vested awards will immediately vest in full as of the date of that event, and any performance-based awards will be deemed satisfied at the target level and will vest pro rata upon death, disability or termination of the participant’s employment by reason of retirement to the extent the participant is at least 65 years of age. In the event of a change in control, all time-based awards will vest in full upon the involuntary or good reason termination of the participant’s employment, other than for cause, during the 12 month period ending on the first anniversary date of the change in control. Furthermore, the conditions applicable to any performance-based award will be deemed satisfied at the target level and will become fully vested upon involuntary or good reason termination of the participant’s employment, other than for cause, during the 12 month period ending on the first anniversary date of the change in control. In addition, we require certain levels of stock ownership as described in the “Other Compensation Guidelines, Practices and Policies” section below.

The following LTEIP equity awards were granted in 2022 for the performance period beginning on January 1, 2022 and ending on December 31, 2024. The time-based vested RSUs were granted on February 10, 2022, and vest ratably over a three-year period, beginning on the first anniversary of the grant date. The performance-contingent PSUs were awarded at target level.

Executive	Title	Number of RSUs Issued	Number of PSUs Awarded (Target Level)
William J. Pasenelli	CEO	0	0
James M. Burke	President	767	768
Todd L. Capitani	EVP, CFO	423	424
Christy M. Lombardi	EVP, COO	422	423

Other Compensation Guidelines, Practices and Policies

Stock Ownership Guidelines: Under the Company’s stock ownership guidelines for executives, our CEO is expected to own shares of Company common stock that have a value equal to 2.0 times his base salary. The President is expected to own shares with a value equal to 1.5 times his base salary and other named executives must own 1.0 times their salary. Until these target ownership levels are reached, an executive must retain 100% of his or her net shares from any vested awards (after taxes and any exercise price). All named executive officers met the minimum stock ownership requirements at the end of 2022. Because an executive officer must retain 100% of net shares acquired from equity awards until the specified target of ownership is met, there is no minimum time period required to achieve the target level of ownership.

The Company also maintains stock ownership guidelines for directors. Under these guidelines, Company directors are required to own shares of Company common stock that have a value that is at least equal to a multiple of the Company Board annual cash retainer for the immediate prior year. The cash retainer for 2022 was $15,000. The multiple is based on years of service on the Board. Directors with up to three years of service are required to own stock with a value equal to at least five times the annual cash retainer. Directors with between four and five years of service are required to own stock with a value equal to at least 10 times the annual cash retainer and the multiple for directors with more than five years of service is 15 times the annual cash retainer. Directors of the Bank who are not also part of the Company’s Board are required to own shares of common stock of the Company having a value equal to at least three times the Bank Board annual cash retainer for the immediate prior year. The cash retainer for the Bank Board in 2022 was $10,000. All directors of the Company are also currently directors of the Bank. Shares must be acquired within the earlier of three years of first becoming a director or within three years of the initial adoption of the guidelines. All directors were in compliance with these guidelines at the end of 2022.

Responsible Equity Practices: The grant date for all equity awards is established when the grants and all key terms are approved by the Board or the Compensation Committee. Our 2015 Equity Compensation Plan includes prohibitions on the repricing of stock options without stockholder approval.

Prohibition on Hedging and Short Sales: The Company prohibits short sales and transactions in derivatives of Company securities, including hedging transactions, for all directors and officers of the Company.

Risk Considerations: In addition to our guiding principles, the Company engages in the following practices to ensure its executive compensation program is aligned with stockholders’ interests and protects us against risk. We believe that the design and objectives of our executive compensation program provide an appropriate balance of incentives for executives and avoid inappropriate risks. The Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. In this regard, our executive compensation program includes, among other things, the following design features:

•Variable compensation based on a variety of performance goals
•Committee discretion to lower annual incentive award amounts
•Balanced mix of short-term and long-term incentives
•Stock ownership requirements
•Claw-back provisions

The Committee conducts an annual evaluation of all of the Company’s compensation programs, policies and practices to ensure that compensation policies and incentive compensation programs in place are not reasonably likely to have a material adverse impact on the Company and do not encourage our employees to excessive risks.

Summary Compensation Table. The following table provides information concerning total compensation earned or paid for the last two completed fiscal years to the principal executive officers of the Company in 2022 and the two most highly compensated executive officers of the Company who served in such capacity as of December 31, 2022. In 2022, Messrs. Pasenelli and Burke both served in the role of Chief Executive Officer. These officers are referred to as the named executive officers in this proxy statement.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)(2)	Non-equity Incentive Plan Compensation $ (3)	Non-qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
William J. Pasenelli	2022	$573,000	$—	$—	$125,365	$314,514	$1,012,879
	2021	$556,400	$166,936	$240,899	$119,365	$53,070	$1,136,670
James M. Burke	2022	$515,000	$62,137	$184,029	$78,791	$143,507	$983,464
	2021	$401,100	$60,172	$115,774	$72,950	$45,741	$695,737
Todd L. Capitani	2022	$343,000	$34,287	$102,139	$97,424	$99,245	$676,095
	2021	$336,000	$33,604	$96,983	$87,574	$25,069	$579,230
Christy Lombardi	2022	$342,000	$34,206	$101,841	$29,529	$125,264	$632,840
	2021	$334,800	$33,505	$96,637	$26,717	$24,190	$515,849
____________________
(1)Represents the aggregate grant date fair value of the granting of 767, 423 and 422 restricted stock units (“RSUs”) to Messrs. Burke and Capitani and Ms. Lombardi respectively, computed in accordance with FASB ASC Topic 718 based on a per share price of $40.48, on the date of grant for awards under the 2022 long-term executive incentive program (“2022 LTEIP”) covering the NEOs. Also reflects performance share units (“PSUs”) of 768, 424 and 423 units awarded to Messrs. Burke and Capitani and Ms. Lombardi respectively under the 2022 LTEIP. The performance period for the PSUs is 2022-2024. The fair value of the PSUs has been calculated in accordance with FASB Topic ASC 718. For the PSUs, the amounts above were calculated based on the probable outcome of the performance conditions as of the inception date and represent the value of the target number of units granted to each NEO consistent with the estimate of the aggregate compensation cost to be recognized as of the service inception date under ASC 718. Assuming the highest level of performance, the grant date value of the PSUs awarded to each NEO (150% of the grant date target value) is as follows: Mr. Burke ($38,416), Mr. Capitani ($21,454) and Ms. Lombardi ($20,766).
(2)Represents the aggregate grant date fair value of the granting of 3,393, 1,223, 683 and 681 RSUs to Messrs. Pasenelli, Burke and Capitani and Ms. Lombardi respectively, computed in accordance with FASB ASC Topic 718 based on a per share price of $24.60, on the date of grant for awards under the 2021 long-term executive incentive program (the “2021 LTEIP”) Also reflects PSUs of 3,393, 1,223, 683 and 681 awarded to Messrs. Pasenelli, Burke and Capitani and Ms. Lombardi respectively under the 2021 LTEIP. The performance period for the PSUs is 2021-2023. The fair value of the PSUs has been calculated in accordance with FASB Topic ASC 718. For the PSUs, the amounts above were calculated based on the probable outcome of the performance conditions as of the inception date and represent the value of the target number of units granted to each NEO consistent with the estimate of the aggregate compensation cost to be recognized as of the service inception date under ASC 718. Assuming the highest level of performance, the grant date value of the PSUs awarded to each NEO (150% of the grant date target value) is as follows: Mr. Pasenelli ($125,202), Mr. Burke ($45,129) and Mr. Capitani ($25,203) and Ms. Lombardi ($25,129).
(3)Represents incentive payments earned in 2022 under the Company’s Executive Incentive Compensation Plan.
(4)Represents the sum of above-market earnings under the Community Bank of the Chesapeake Executive Deferred Compensation Plan and the aggregate change in the present value of accumulated benefits under the Supplemental Executive Retirement Plans (“SERPs”) and Salary Continuation Agreements (“SCAs”) from the prior completed fiscal year to the current fiscal year. Includes an aggregate change in the present value of accumulated benefits under the SERPs and SCAs of $125,365, $78,791, and $96,663 for Messrs. Pasenelli, Burke and Capitani, respectively, and $29,529 for Ms. Lombardi.
(5)Details of the amounts reported in the “All Other Compensation” column for 2022 are provided in the table below.

Item	Pasenelli	Burke	Capitani	Lombardi
Company Directors’ fees	$15,000	$21,750	$—	$—
Market value of allocations under the employee stock ownership plan	235,156	88,922	77,534	103,222
Employer contribution to 401(k) Plan	12,200	10,400	10,817	10,250
Imputed income under split-dollar life insurance arrangement	1,966	593	700	318
Automobile	43,896	11,782	9,000	10,949
Club dues	4,791	9,186	—	—
Dividends paid on unvested restricted stock	332	334	222	197
Group term life benefit	1,173	540	972	328
Wellness allowance	—	—	—	—

Employment Agreements. The Community Financial Corporation and Community Bank of the Chesapeake maintain employment agreements with each of Messrs. Burke and Capitani and Ms. Lombardi. Mr. Pasenelli’s employment agreement with the Company and the Bank was terminated effective December 8, 2021.

The term of the employment agreements with Messrs. Burke and Capitani and Ms. Lombardi are automatically extended by one day each day so that the term remains at three years, until either party gives notice to the other of its intent to stop the renewal of the term of the agreement or if the officer’s employment with the Bank terminates, whether by resignation, discharge or otherwise. Among other things, the employment agreements provide for an annual salary, eligibility to participate in employee benefit plans and programs maintained by the Company and the Bank for the benefit of their employees, including discretionary bonuses, incentive compensation programs, medical, dental, pension, profit sharing, retirement and stock-based compensation plans and certain fringe benefits applicable to executive personnel.

Under the employment agreements if the executive’s employment is terminated for cause, he or she will receive only his or her base salary or other compensation earned through the date of termination and any other compensation or vested benefits provided under applicable Bank plans or programs. All other obligations of the Bank terminate on the date of termination.

Further, under Mr. Burke’s employment agreement, if his employment is terminated without cause (as defined in his employment agreement), he will receive a lump sum payment equal to three times his base salary and three times his most recent annual incentive compensation payment. Mr. Burke would also receive an amount equal to the monthly COBRA premium that he would be required to pay to continue the benefits in effect as of his termination date under the Bank’s medical, dental and life insurance plans, multiplied by 36. Under the employment agreements for Mr. Capitani and Ms. Lombardi, if his or her employment is terminated without cause (as defined in his or her employment agreement), the executive would receive a lump sum payment equal to two times his or her base salary and two times his or her most recent annual incentive compensation payment. Mr. Capitani and Ms. Lombardi would also receive an amount equal to the monthly COBRA premium that he or she would be required to pay to continue the benefits in effect as of his or her termination date under the Bank’s medical, dental and life insurance plans, multiplied by 36.

Upon voluntary termination of employment, Messrs. Burke and Capitani and Ms. Lombardi would receive accrued and earned base salary and other compensation and benefits provided under the Bank’s benefit plans and programs as of the date of termination.

The employment agreements also provide each executive with disability benefits. If an executive terminates employment after becoming disabled pursuant to the terms of the agreement, the executive will receive the compensation and benefits provided for under his employment agreement for (1) any period during the term of his agreement and before the establishment of the executive’s disability; or (2) any period of disability before the executive’s termination of employment due to disability.

Upon an executive’s death, the employment agreements provide that the Company will pay the executives or their respective beneficiaries or estate any compensation due to the executive through the end of the month in which the executive’s death occurred, plus any other compensation or benefits to be provided in accordance with the terms and provisions of the Bank’s benefit plans and programs in which the executive participated as of the date of the executive’s death.

Upon a change in control, Mr. Burke’s employment agreement provides that if (1) his employment is terminated without cause or without his consent and for a reason other than cause in connection with or within 12 months after a change in control (as defined in the agreement); or (2) Mr. Burke voluntarily terminates employment within 12 months following a change in control upon the occurrence of events described in the agreement, he will receive a lump sum payment equal to three times his annual base salary and three times his most recent annual incentive compensation payment, plus an amount equal to the monthly COBRA premium that he would be required to pay to continue the benefits in effect as of his termination date under the Bank’s medical, dental and life insurance plans, multiplied by 36. Under Mr. Capitani’s and Ms. Lombardi’s employment agreements, he or she will receive a lump sum payment equal to two times his or her annual base salary and two times his or her most recent annual incentive compensation payment, plus an amount equal to the monthly COBRA premium that the executive would be required to pay to continue the benefits in effect as of the executive’s termination date under the Bank’s medical, dental and life insurance plans, multiplied by 36.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. An individual’s base amount is generally equal to an average of the individual’s taxable compensation for the five taxable years preceding the year a change in control occurs. The employment agreements apply a “best net benefits” approach in the event that severance benefits under the agreement or otherwise result in “excess parachute payments” under Section 280G. Applying the “best net benefits” methodology, the agreement provides for two separate calculations to address the application of Section 280G to payments that are contingent on a change in control. The first calculation establishes the after-tax benefit to the executive if the aggregate change in control-related payments are reduced below his Section 280G threshold, thereby avoiding the excise tax. The second calculation determines the after-tax benefit if the payments are made without reduction, and the executive’s after-tax benefit reflects payment of the golden parachute excise tax by the executive. The calculation that yields the greatest after-tax benefit to the executive determines whether the executive’s benefits are subject to reduction or whether the executive will receive all change in control-related benefits.

Retirement and Consulting Agreement. The Company entered into a retirement and consulting agreement with Mr. Pasenelli dated December 8, 2021. Pursuant to the agreement, Mr. Pasenelli’s employment agreement with the Company and Bank, dated April 30, 2018, was terminated. Under the retirement and consulting agreement, Mr. Pasenelli was employed as Chief Executive Officer of the Company and the Bank until August 31, 2022 (the “retirement date”), at which date his resignation as Chief Executive Officer became effective and he resigned as a director of the Company and the Bank. Mr. Pasenelli was not eligible for a cash bonus under the Bank’s 2022 short-term incentive plan or the Company’s 2022 long term executive incentive program.

Commencing on September 1, 2022, Mr. Pasenelli was retained by the Company solely as an independent consultant for a term expiring on August 31, 2023 (the “consulting period”), subject to earlier termination. Mr. Pasenelli provides services of a consulting and/or advisory nature as the Company may reasonably request. During the consulting period, Mr. Pasenelli receives quarterly fees of $259,517, with the last fee payable on August 31, 2023. In addition, 10,010 shares of awards granted to Mr. Pasenelli under the Company’s LTEIP and Executive Incentive Compensation Plan that were unvested as of the date of the retirement and consulting agreement continue to vest through the consulting period, and 5,024 shares that remain unvested as of the end of the consulting period will be cancelled. As of December 31, 2022, 1,000 of the 10,010 shares had vested.

Upon termination of the consulting period for any reason, Mr. Pasenelli will receive any unpaid fees for services rendered and be reimbursed for any pre-approved business expenses. In addition, if Mr. Pasenelli’s agreement is terminated during the consulting period (1) without “cause,” as such term is defined in the agreement, or (2) as a result of Mr. Pasenelli’s death or disability or the occurrence of a change in control, Mr. Pasenelli will be entitled to a lump sum cash payment equal to the fees otherwise payable through the expiration of the consulting period but for its early termination. In addition, if the agreement is terminated pursuant to death or disability or a change in control, the 10,010 shares that would have become fully vested on the retirement date or at the end of the consulting period and remain unvested shall be accelerated.

2015 Equity Compensation Plan. The Company maintains the 2015 Equity Compensation Plan, a stock-based incentive plan to attract and retain key personnel. The 2015 Equity Compensation Plan provides for the award of restricted stock, stock appreciation rights, stock units and stock options to members of the Board of Directors and key employees. See the Restricted Equity Awards table below for information on the restricted stock awards granted to our named executive officers. Under the terms of the 2015 Equity Compensation Plan, all time-based vested awards will fully vest upon an executive’s death or disability. If an executive voluntarily terminates his employment or is terminated without cause (as defined in the plan) all unvested shares of restricted stock are forfeited as of such termination date. In the event of a change in control, if an executive terminates his employment, other than for cause, during the 12-month period following a change in control, unvested restricted stock awards will become fully vested and transferable to the executive. Pursuant to the Long-Term Executive Incentive Program under the 2015 Equity Compensation Plan, performance-based awards will vest pro rata upon death, disability or termination of the executive’s employment by reason of retirement to the extent the participant is at least 65 years of age. In the event of a change in control, the conditions applicable to any performance-based award will be deemed satisfied at the target level and will become fully vested upon involuntary or good reason termination of the executive’s employment, other than for cause, during the 12 month period ending on the first anniversary date of the change in control.

Outstanding Equity Awards at Fiscal Year End. The following table provides information concerning unvested restricted stock awards for each of the named executive officers outstanding as of December 31, 2022.

	Restricted Equity Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
William J. Pasenelli(9)	02/20/2020	353(2)	$14,085	—	$—
	08/20/2020	1,182(3)	$47,162	—	$—
	08/20/2020	—	$—	3,544(6)	$141,406
	02/04/2021	1,131(5)	$45,127	—	$—

James M. Burke	02/20/2020	248(2)	$9,895	—	$—
	08/20/2020	422(3)	$16,838	—	$—
	08/20/2020	—	$—	1,265(6)	$50,474
	12/17/2020	334(4)	$13,327	—	$—
	02/04/2021	816(5)	$32,558	—	$—
	02/04/2021	—	$—	1,223(7)	$48,798
	02/01/2022	94(11)	$3,751	—	$—
	02/10/2022	767(9)	$30,603	—	$—
	02/10/2022	—	$—	768(10)	$30,643
	05/03/2022	99(11)	$3,950	—	$—
	08/01/2022	101(11)	$4,030	—	$—
	11/01/2022	98(11)	$3,910	—	$—

Todd L. Capitani	02/20/2020	236(2)	$9,416	—	$—
	08/20/2020	236(3)	$9,416	—	$—
	08/20/2020	—	$—	706(6)	$28,169
	12/17/2020	167(4)	$6,663	—	$—
	02/04/2021	456(5)	$18,194	—	$—
	02/04/2021	—	$—	683(7)	$27,252
	02/10/2022	423(9)	$16,878	—	$—
	02/10/2022	—	$—	424(10)	$16,918

Christy Lombardi	2/20/2020	211(2)	$8,419	—	$—
	8/20/2020	229(3)	$9,137	—	$—
	8/20/2020	—	$—	684(6)	$27,292
	12/17/2020	250(4)	$9,975	—	$—
	2/4/2021	454(5)	$18,115	—	$—
	2/4/2021	—	$—	681(7)	$27,172
	2/10/2022	422(9)	$16,838	—	$—
	2/10/2022	—	$—	423(10)	$16,878

(1) Based upon the Company's closing stock price of $39.90 per share at December 31, 2022.
(2) Shares vest in three equal installments beginning on February 20, 2021.
(3) Units vest in three equal installments beginning on August 20, 2021.
(4) Units vest in three equal installments beginning on December 17, 2021.
(5) Units vest in three equal installments beginning on February 4, 2022.
(6) Performance Shares for the 2020 - 2022 performance period.
(7) Performance Shares for the 2021 - 2023 performance period.

(9) Units vest in three equal installments beginning on February 10, 2023.
(10) Performance Shares for 2022 - 2024 performance period.
(11) Shares vest on the first anniversary of the grant date.
RETIREMENT AND INSURANCE BENEFITS
Our named executive officers have the opportunity to accumulate retirement benefits through participation in our 401(k) and Employee Stock Ownership Plans and to earn supplemental retirement benefits through Salary Continuation Agreements (“SCAs”) and Supplemental Executive Retirement Plans (“SERPs”) sponsored by the Bank. All of our named executive officers have SERPs with the Bank and Messrs. Pasenelli and Burke have SCAs with the Bank.

Salary Continuation Agreements. The SCAs are non-qualified deferred compensation arrangements that provide certain named executive officers with additional compensation at retirement or upon termination of employment due to death, disability or a change in control. Messrs. Pasenelli and Burke maintain SCAs with the Bank which provide the executives a total annual SCA benefit equal to $92,212, and $101,000, respectively. These benefits are payable upon normal retirement at or after age 65 (normal retirement age). A reduced benefit is payable if the named executive officer retires before normal retirement age. The annual SCA benefits are payable on a monthly basis to the executives or their designated beneficiaries over a 15 year period. If an executive dies while in active service with the Bank, the executive’s designated beneficiaries will be provided with an annual benefit, for a period of 15 years, of $101,000 for Mr. Burke, commencing with the month following the executive’s death. If the executive dies after his employment has terminated, but before payments under the agreement have commenced, their designated beneficiaries will be entitled to the same payments beginning on the first day of the month after the executive’s death. If the executive dies after the benefit payments have commenced, but before receiving all of the payments, the designated beneficiaries will be entitled to the remaining benefits that would have been paid to the executive if the executive had survived.

Under the SCAs if a named executive officer’s employment is terminated for cause, he will not be entitled to any benefits under the terms of his SCAs.

Mr. Burke’s 2006 SCA provides that in the event of a change in control followed by his termination of employment within 12 months of the change in control (and before attainment of age 65), Mr. Burke is entitled to a change in control annual benefit ranging from $18,100 to $101,000.

In addition, Mr. Burke’s 2006 SCA provides for disability benefits. Upon termination of employment as a result of disability, Mr. Burke is entitled to an annual benefit for a period of 15 years ranging from $81,791 to $101,000, commencing with the month following the executive attaining age 65.

Supplemental Executive Retirement Plans. The Bank maintains 2011 SERPs with each of Messrs. Pasenelli, Burke and Capitani and 2014 SERPs with each of Messrs. Pasenelli, Burke and Capitani and Ms. Lombardi to provide the executives with additional compensation at retirement or upon termination of employment due to death, disability or a change in control. If an executive remains employed with the Bank until his or her normal retirement age of 65, he or she is entitled to receive a retirement benefit payable annually for a period of 15 years. The annual benefits for Messrs. Pasenelli, Burke and Capitani and Ms. Lombardi (in the aggregate) are $124,974, $77,434, $154,711. and $149,338, respectively. A reduced benefit is payable if the executive retires before normal retirement age or terminates service with the Bank for other reasons.

If an executive’s employment is terminated for cause, the executive will not be entitled to any benefits under the SERPs.

In the event that Messrs. Burke and Capitani or Ms. Lombardi become disabled before termination of employment with the Bank or retirement, and prior to a change in control, the SERPs provide the executives with a disability benefit equal to the executive’s accrued benefit under the SERPs as of the date of determination of disability. Payment of the disability benefit will commence on the first day of the month following the earlier of the executive’s 65th birthday or death and is paid in 15 equal annual installments.

The amended SERPs also provide that if an executive dies while actively employed by the Bank and before reaching his normal retirement age of 65, the SERPs provide for a death benefit equal to the executive’s accrued benefit under the SERPs, payable to the executive’s beneficiary in 15 equal annual installments. If the executive dies after the commencement of his SERP benefit payments, the executive’s beneficiary is entitled to the unpaid balance of the payments for the balance of 15 annual installments.

In the event of a change in control prior to Messrs. Pasenelli, Burke and Capitani and Ms. Lombardi (i) attaining age 65, (ii) his or her death, (iii) disability, (iv) retirement, or (v) Separation from Service (as defined in the SERP agreements), the SERP benefit will equal the accrued benefit calculated as of any subsequent separation from service following the change in control with 36 months of additional service for purposes of calculating the accrual. Payments will commence at the earliest of an executive’s attainment of age 65 or death. However, if an executive experiences a Separation from Service within 24 months following a change in control, the executive is entitled to his or her full accrued retirement benefit, with payments to commence no later than the second month following his or her Separation from Service. Under the SERPs if the change in control benefit payment made to Messrs. Pasenelli, Burke and Capitani and Ms. Lombardi would be treated as an “excess parachute payment” under Code Section 280G (“280G Limit”), the Bank will reduce such benefit payment to the extent necessary to avoid treating such benefit payment as an excess parachute payment; however, the payments or benefits shall not be reduced if the net after tax benefit to the executive of receiving the total payments exceeds the net after tax benefit of receiving the reduced benefits by at least $50,000.

Deferral Plan. The Bank also maintains an Executive Deferred Compensation Plan under which our NEOs may defer all or any portion of their base salary. Deferred amounts may be credited annually with interest at a rate equal to the Company’s consolidated return on equity for the calendar year or credited with earnings or losses based on the rate of return of mutual funds selected by the plan participants. The executive’s account balance under this plan will be distributed to the executive following the executive’s termination of service or on a specified date in either a lump sum or over a period of one to ten years, as elected by the executive.

Split Dollar Life Insurance Agreements. The Bank is a party to individual split dollar life insurance arrangements with Messrs. Burke and Capitani and Ms. Lombardi, and maintained split dollar life insurance arrangements with Mr. Pasenelli before his resignation as Chief Executive Officer in August 2022. These arrangements provide each executive’s beneficiary with pre- and post-retirement death benefits. The Bank has purchased life insurance policies on the lives covered by these agreements in amounts sufficient to provide payments to the beneficiaries, and the Bank pays the premiums due on the policies as an additional employment benefit. The economic benefit (the imputed income amount of this insurance) for the year 2022 to the NEOs is included in the amounts for each of these executive officers set forth in the Summary Compensation Table under the column “All Other Compensation.” Under these arrangements, Mr. Pasenelli was, and Messrs. Burke and Capitani and Ms. Lombardi are, entitled to a pre-retirement split dollar benefit amount equal to the lesser of $1,000,000, $500,000, $500,000 and $500,000, respectively, or the net amount at risk insurance portion of the proceeds. These arrangements provided to Mr. Pasenelli, and continue to provide to Messrs. Burke and Capitani and Ms. Lombardi, a post-retirement split dollar benefit equal to the lesser of $500,000, $100,000, $100,000 and $100,000, respectively, or the net amount at risk insurance portion of the proceeds. The net amount at risk portion is the total proceeds less the cash value of the policy.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL HOLDERS OF VOTING SECURITIES
The following table sets forth, as of April 10, 2023, certain information as to those persons known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock and the shares of Company common stock beneficially owned by each director, each executive officer named in the summary compensation table and by all executive officers and directors of the Company as a group. All beneficial owners listed in the table have the same address as the Company, unless otherwise provided. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.

Name of Beneficial Owners	Number of Shares Beneficially Owned (1)(2)	Percent of Shares of Common Stock Outstanding (3)
Directors:
Michael B. Adams	5,422	*
James M. Burke	26,378	*
Gregory C. Cockerham	124,985(4)	2.21%
James F. Di Misa	10,349	*
M. Arshed Javaid	10,650(5)	*
Louis P. Jenkins, Jr.	21,521	*
Rebecca M. McDonald	36,661(6)	*
Mary Todd Peterson	8,951(7)	*
E. Lawrence Sanders, III	29,427(8)	*
Austin J. Slater, Jr.	26,430	*
Joseph V. Stone, Jr.	34,883(9)	*
Kathryn M. Zabriskie	4,979	*

Named Executive Officers Who are Not Also Directors
Todd L. Capitani	12,917(10)	*
Christy M. Lombardi	13,980	*
William J. Pasenelli	61,561	1.09%

All Directors, Executive Officers and Nominees as a Group (20 persons)	480,338(11)	8.48%

5% Owner(s):
Fourthstone LLC Fourthstone Master Opportunity Fund Ltd Fourthstone GP LLC Fourthstone QP Opportunity Fund LP 13476 Clayton Road St Louis, MO 63131	561,587(12)	9.91%
____________________
*Less than 1% of the shares outstanding
(1)Includes shares allocated to the account of the individuals under the Community Bank of the Chesapeake Employee Stock Ownership Plan, with respect to which the individual has voting but not investment power as follows; Mr. Burke – 2,262 shares; Mr. Capitani – 1,972 shares; Mr. Pasenelli – 5,982 shares; and Ms. Lombardi - 2,625 shares.
(2)Includes shares of unvested restricted stock, with respect to which the individual has voting but no investment power as follows: Mr. Burke – 390 shares; Mr. Javaid – 489 shares; Mr. Slater – 652 shares, Mr. Cockerham - 109 shares.
(3)Based upon 5,666,904 shares of Company common stock outstanding as of April 10, 2023.
(4)Includes 97,752 shares held in a trust account.
(5)Includes 5,000 shares held in a trust account.
(6)Includes 1,125 shares held in a custodian account for which Ms. McDonald serves as custodian and includes 13,000 shares held in two trusts which Ms. McDonald serves as trustee.
(7)Includes 8,204 shares held in a trust account.
(8)Includes 2,291 shares beneficially owned by the individual retirement account of Mr. Sanders’s wife.

(9)Includes 14,500 shares held in a trust account and 2,000 shares beneficially owned by the individual retirement account of Mr. Stone’s wife.
(10)Includes 1,411 shares beneficially owned by the 401(k) plan account of Mr. Capitani’s wife.
(11)Includes shares beneficially owned as follows: John Chappelle – 2,926; B. Scot Ebron – 20,929; and Talal Tay – 2,286. Messrs. Chappelle, Ebron and Tay are executive officers of the Bank. Includes shares beneficially owned by Patrick Pierce and Lacey Pierce of 12,839 and 12,244, respectively, of which 9,109 shares are owned jointly by Mr. and Mrs. Pierce. Mr. and Mrs. Pierce are executive officers of the Bank.
(12)Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 14, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS
Policies and Procedures for Approval of Related Persons Transactions. We maintain a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of the voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;
•the Company is, will or may be expected to be a participant; and
•any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•any compensation paid to an executive officer of the Company if the Governance Committee of the Board approved (or recommended that the Board approve) such compensation;
•any compensation paid to a director of the Company if the Board or an authorized committee of the Board approved such compensation; and
•any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit Committee. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider all relevant factors, including:

•whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;
•the size of the transaction and the amount of consideration payable to the related person;
•the nature of the interest of the related person;
•whether the transaction may involve a conflict of interest; and
•whether the transaction involves the provision of goods and services to the Company that are available from unaffiliated third parties.

A member of the Audit Committee who has an interest in the transaction will abstain from voting on approval of the transaction, but may, if so requested by the chair of the Audit Committee, participate in some or all of the discussion.

Relationships and Transactions with the Company and the Bank.

Loans to Executive Officers and Directors. The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. The Bank does not currently have such a program in place. From time to time, the Bank makes loans and extensions of credit to its executive officers and directors, and members of their immediate families. The outstanding loans made to our directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2022, these loans were performing according to their original terms.

In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000), and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.

As noted in the “Corporate Governance” section of this Form 10-K/A, Mr. Adams is a 25% owner and the managing member of GAFR Holdings. The Bank paid GAFR Holdings $105,812 in 2022 (in which Mr. Adams had a 25% interest of approximately $26,453) in connection with the lending center lease. In addition, from the beginning of 2023 through the date of this report, the Bank paid GAFR Holdings $25,452 (in which Mr. Adams had a 25% interest of approximately $6,363) in connection with the lease. Mr. Adams is also the 100% owner and President of JON Properties, LLC (“JON Properties”). The Bank pays monthly fees to JON Properties in connection with common area maintenance for the Virginia lending center. The Bank paid JON Properties $12,418 in 2022 in common area maintenance fees. Since the beginning of 2023 through the date of this report, the Bank has paid the entity $2,892 in 2023 in common area maintenance fees. Additionally, the Company and the Bank received legal services from Jenkins Law Firm, LLC, of which Louis Jenkins is the principal and attorney. An annual retainer of $118,000 was paid to the law firm in 2022 and 2023.

Item 14. Principal Accounting Fees and Services

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF THE COMMUNITY FINANCIAL CORPORATION
Mary Todd Peterson (Chair)
Michael B. Adams
Rebecca M. McDonald
E. Lawrence Sanders, III

Audit Fees. The following table sets forth fees billed to the Company by FORVIS, LLP (Formerly known as Dixon Hughes Goodman, LLP) for the fiscal years ended December 31, 2022 and December 31, 2021:

	2022	2021
Audit Fees(1)	$303,960	$283,425
Audit Related Fees(2)	$28,500	$27,000
Tax Fees	$—	$—
All Other Fees	$—	$—
___________________________________
(1)Represents fees for performance of the audit and review of financial statements and fees relating to the review of public filings.
(2)Represents fees for the audit of the 401(k) and ESOP plans.

Pre-Approval of Services by the Independent Registered Public Accounting Firm. The Audit Committee’s charter provides that the Audit Committee will approve in advance any non-audit services permitted by the Securities Exchange Act, including tax services that its independent registered public accounting firm renders to the Company, unless such prior approval may be waived because of permitted exceptions under the Securities Exchange Act, including but not limited to a 5% de minimis exception. The Audit Committee may delegate to one or more members of the Audit Committee the authority to grant pre-approvals for auditing and allowable non-auditing services, which decision shall be presented to the full Audit Committee at its next scheduled meeting for ratification. During the fiscal year ended December 31, 2022, the Audit Committee approved 100% of all audit-related, tax and other fees.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(1)The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K, initially filed on March 2, 2023.
(2)All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits

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
Exhibit 10.15 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.72**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with William J. Pasenelli	Exhibit 10.18 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.73**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Todd L. Capitani	Exhibit 10.19 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.74**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with James M. Burke	Exhibit 10.20 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.77**	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014 as amended and restated on April 30, 2018, with Christy Lombardi	Exhibit 10.23 to the Form 10-Q for the quarter ended March 31, 2018 as filed on May 10, 2018
10.78**	Community Bank of the Chesapeake Executive Incentive Compensation Plan, as amended and restated effective January 1, 2019	Exhibit 10.78 to the Form 10-K for the year ended December 31, 2018 as filed on March 7, 2019
10.81**	Amended and Restated Employment Agreement by and among Community Bank of the Chesapeake, Christy Lombardi and The Community Financial Corporation, as guarantor	Exhibit 10.1 to the Form 8-K as filed on April 5, 2019
10.82**	Change in Control Agreement by and among Community Bank of the Chesapeake, John Chappelle and The Community Financial Corporation, as guarantor	Exhibit 10.82 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.83**	Change in Control Agreement by and among Community Bank of the Chesapeake, B. Scot Ebron and The Community Financial Corporation, as guarantor	Exhibit 10.83 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.84**	Change in Control Agreement by and among Community Bank of the Chesapeake, Lacey Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.84 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.85**	Change in Control Agreement by and among Community Bank of the Chesapeake, Patrick Pierce and The Community Financial Corporation, as guarantor	Exhibit 10.85 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020
10.86**	Change in Control Agreement by and among Community Bank of the Chesapeake, Talal Tay and The Community Financial Corporation, as guarantor	Exhibit 10.86 to the Form 10-K for the year ended December 31, 2019 as filed on March 4, 2020

Exhibit No	Description	Incorporated by Reference to

10.88	Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.1 to the Form 8-K as filed on October 14, 2020
10.89	Form of Registration Rights Agreement, dated as of October 14, 2020, by and between The Community Financial Corporation and the several Purchasers identified therein	Exhibit 10.2 to the Form 8-K as filed on October 14, 2020
10.92	Retirement and Consulting Agreement, dated December 8, 2021 by and between The Community Financial Corporation and William J. Pasenelli	Exhibit 10.1 to the Form 8-K as filed on December 8, 2021
14.0	Code of Ethics	Exhibit 14.0 to the Form 10-K for the year ended December 31, 2016 as filed on March 13, 2017
16.1	Letter of FORVIS, LLP dated June 6, 2022 to the SEC	Exhibit 16.1 to the Form 8-K filed on June 6, 2022
21.0	List of Subsidiaries	Incorporated herein by reference to Exhibit 21.0 to this Annual Report on Form 10-K (File No. 001-36094), initially filed on March 2, 2023
23.1	Consent of FORVIS, LLP	Incorporated herein by reference to Exhibit 23.1 to this Annual Report on Form 10-K (File No. 001-36094), initially filed on March 2, 2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Incorporated herein by reference to Exhibit 31.1 to this Annual Report on Form 10-K (File No. 001-36094), initially filed on March 2, 2023
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Incorporated herein by reference to Exhibit 31.2 to this Annual Report on Form 10-K (File No. 001-36094), initially filed on March 2, 2023
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Incorporated herein by reference to Exhibit 32 to this Annual Report on Form 10-K (File No. 001-36094), initially filed on March 2, 2023
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes in the Consolidated Financial Statements.	Previously filed in this Annual Report on Form 10-K (File No. 001-36094), for the Year Ended December 31, 2022, initially filed on March 2, 2023
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THE COMMUNITY FINANCIAL CORPORATION

Date:	April 14, 2023	By:	/s/ James M. Burke
James M. Burke
President and Chief Executive Officer
(Duly Authorized Representative)