Form 10-Q
period 2023-03-31
COMMUNITY FINANCIAL CORP /MD/
filed 2023-05-09
CIK 855874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 5, 2023, the registrant had 5,669,274 shares of common stock outstanding.

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
Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: (i) those relating to the Company’s and the Bank’s future growth and management’s outlook or expectations for revenue, assets, asset quality, profitability, business prospects, net interest margin (including expectations with respect to margin compression), non-interest revenue, allowance for loan losses, the level of credit losses from lending, liquidity levels, capital levels, or future financial or business performance strategies or expectations; (ii) any statements of the plans, objectives, or expected benefits associated with the proposed merger of the Company with and into Shore Bancshares, Inc.; (iii) any statements of the plans and objectives of management for future operations products or services, including the expected benefits from, and/or the execution of integration plans relating to any acquisition we have undertaken; (iv) plans and cost savings regarding branch closings or consolidation; (v) projections related to certain financial metrics, including with respect to the quarterly expense run rate; (vi) expected benefits of programs we introduce, including residential mortgage programs and retail and commercial credit card programs; and (vii) any statement of expectation or belief, and any assumptions underlying the foregoing. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, and by their nature are subject to and involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. Factors that might cause actual results to differ materially from those made in such statements include, but are not limited to: (i) risks, uncertainties and other factors relating to the COVID-19 pandemic; (ii) the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates; (iii) the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environments; (iv) assumptions that interest-earning assets will reprice faster than interest-bearing liabilities and the Bank’s ability to maintain its current favorable funding mix; (v) our proposed merger with Shore Bancshares, Inc. may not close when expected or at all because required shareholder approvals are not received or other conditions to the closings are not satisfied on a timely basis or at all; (vi) the synergies and other expected financial benefits from any acquisition or transaction that we have undertaken, including from our proposed merger with Shore Bancshares, Inc., may or may not be realized within the expected time frames or at all; (vii) the impact of our adoption of the CECL standard; (viii) limitations on our ability to declare and pay dividends or engage in share repurchases; (ix) changes in the Company's or the Bank's strategy, costs or difficulties related to integration matters might be greater than expected; (x) availability of and costs associated with obtaining adequate and timely sources of liquidity; (xi) the ability to maintain credit quality; (xii) general economic trends and conditions, including inflation and its impacts; (xiii) changes in interest rates; (xiv) loss of deposits and loan demand to other financial institutions; (xv) substantial changes in financial markets; (xvi) changes in real estate value and the real estate market; (xvii) regulatory changes; (xviii) the impact of government shutdowns or sequestration; (xix) the possibility of unforeseen events affecting the industry generally; (xx) the uncertainties associated with newly developed or acquired operations; (xxi) the outcome of pending or threatened litigation, including litigation pertaining to the proposed merger with Shore Bancshares, Inc., or of matters before regulatory agencies, whether currently existing or commencing in the future; (xxii) market disruptions and other effects of terrorist activities; and (xxiii) the matters described in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022 and in this Form 10-Q, and in its other Reports filed with the Securities and Exchange Commission (the “SEC”).
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

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$11,905	$11,511
Federal funds sold	2,290	2,140
Interest-bearing deposits with banks	13,297	11,822
Securities available for sale ("AFS"), at fair value	463,949	462,746
Equity securities carried at fair value through income	4,380	4,286
Non-marketable equity securities held in other financial institutions	207	207
Federal Home Loan Bank ("FHLB") stock - at cost	2,181	4,584
Net U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") Loans	—	339
Portfolio loans receivable net of allowance for credit losses of $23,515 and $22,890	1,820,806	1,798,178
Net loans	1,820,806	1,798,517
Goodwill	10,835	10,835
Premises and equipment, net	20,987	21,308
Accrued interest receivable	8,526	8,335
Investment in bank owned life insurance	40,019	39,802
Core deposit intangible	550	634
Net deferred tax assets	21,914	24,657
Right of use assets - operating leases	5,817	5,920
Other assets	873	2,713
Total Assets	$2,428,536	$2,410,017
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing deposits	$599,763	$630,120
Interest-bearing deposits	1,554,560	1,458,343
Total deposits	2,154,323	2,088,463
Short-term borrowings	21,500	79,000
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000
Subordinated notes net of debt issuance costs - 4.75%	19,580	19,566
Lease liabilities - operating leases	6,114	6,202
Accrued expenses and other liabilities	16,213	17,775
Total Liabilities	2,229,730	2,223,006
Stockholders’ Equity
Common stock - par value $0.01; authorized - 15,000,000 shares; issued 5,666,904 and 5,648,435 shares, respectively	57	56
Additional paid in capital	98,246	97,986
Retained earnings	138,573	132,235
Accumulated other comprehensive losses	(37,896)	(43,092)
Unearned ESOP shares	(174)	(174)
Total Stockholders’ Equity	198,806	187,011
Total Liabilities and Stockholders’ Equity	$2,428,536	$2,410,017
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2023	2022
Interest and Dividend Income
Loans, including fees	$23,116	$15,610
Interest and dividends on investment securities	3,992	1,666
Interest on deposits with banks	156	60
Total Interest and Dividend Income	27,264	17,336
Interest Expense
Deposits	6,729	513
Short-term borrowings	998	—
Long-term debt	469	354
Total Interest Expense	8,196	867
Net Interest Income	19,068	16,469
Provision for credit losses	670	450
Provision for unfunded commitments	(18)	(31)
Net Interest Income After Provision For Credit Losses	18,416	16,050
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	93	176
Unrealized gains (losses) on equity securities	69	(222)
Income from bank owned life insurance	217	214
Service charges	1,069	926
Referral fee income	—	361
Net gains (losses) on sale of loans originated for sale	1	(4)
Total Noninterest Income	1,449	1,451
Noninterest Expense
Compensation and benefits	5,481	5,055
Occupancy expense	847	732
Advertising	88	64
Data processing expense	1,037	1,007
Professional fees	835	731
Merger and acquisition costs	259	—
Depreciation of premises and equipment	177	149
FDIC Insurance	180	179
OREO valuation allowance and expenses	—	6
Core deposit intangible amortization	84	109
Fraud losses	28	40
Other expenses	1,154	1,008
Total Noninterest Expense	10,170	9,080
Income before income taxes	9,695	8,421
Income tax expense	2,368	2,133
Net Income	$7,327	$6,288
Earnings Per Common Share
Basic	$1.30	$1.11
Diluted	$1.30	$1.10
Cash dividends paid per common share	$0.175	$0.175
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net Income	$7,327	$6,288
Net unrealized holding gains (losses) arising during period, net of tax expenses (benefits) of $2,751 and $(5,998), respectively.	5,196	(17,017)
Comprehensive Income (Loss)	$12,523	$(10,729)
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2023 and 2022

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance at January 1, 2023	$56	$97,986	$132,235	$(43,092)	$(174)	$187,011
Net Income	—	—	7,327	—	—	7,327
Unrealized holding gains on investment securities, net of tax expenses $2,751	—	—	—	5,196	—	5,196
Cash dividend at $0.175 per common share	—	—	(931)	—	—	(931)
Dividend reinvestment	—	58	(58)	—	—	—
Net change in fair market value above cost of leveraged ESOP shares released	—	5	—	—	—	5
Stock based compensation	1	197	—	—	—	198
Balance at March 31, 2023	$57	$98,246	$138,573	$(37,896)	$(174)	$198,806

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2022	$57	$96,896	$113,448	$(1,952)	$(316)	$208,133
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(2,006)	—	—	(2,006)
Net Income	—	—	6,288	—	—	6,288
Unrealized holding losses on investment securities, net of tax benefits $(5,998)	—	—	—	(17,017)	—	(17,017)
Cash dividend at $0.175 per common share	—	—	(949)	—	—	(949)
Dividend reinvestment	—	52	(52)	—	—	—
Net change in fair market value below cost of leveraged ESOP shares released	—	6	—	—	—	6
Repurchase of common stock	—	—	(1,550)	—	—	(1,550)
Stock based compensation	—	235	—	—	—	235
Balance at March 31, 2022	$57	$97,189	$115,179	$(18,969)	$(316)	$193,140
See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Cash Flows from Operating Activities
Net income	$7,327	$6,288
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	670	450
Provision for unfunded commitments	(18)	(31)
Depreciation and amortization	489	373
Loans originated for resale	(218)	(1,606)
Proceeds from sale of loans originated for sale	219	1,255
Net (gains) losses on sale of loans held for sale	(1)	4
Unrealized (gains) losses on equity securities	(69)	222
Net amortization of premium/discount on investment securities	356	582
Net accretion of merger accounting adjustments	(23)	(62)
Net amortization of debt issuance costs	14	14
Amortization of core deposit intangible	84	109
Amortization of right of use asset	103	91
Net change in right of use assets and lease liabilities	(88)	(77)
Increase in cash surrender value of bank owned life insurance	(217)	(213)
(Decrease) increase in deferred income tax benefit	(7)	206
(Increase) decrease in accrued interest receivable	(191)	199
Stock based compensation	198	235
Net change in fair market value above cost of leveraged ESOP shares released	5	6
(Increase) decrease in net deferred loan costs	(851)	283
(Decrease) increase in accrued expenses and other liabilities	(1,545)	586
Decrease in other assets	1,839	1,781
Net Cash Provided by Operating Activities	8,076	10,695

Cash Flows from Investing Activities
Purchase of AFS investment securities	(26)	(46,404)
Proceeds from redemption or principal payments of AFS investment securities	6,388	13,107
Net decrease (increase) of FHLB stock	2,403	(214)
Net change in loans	(22,083)	(39,828)
Purchase of premises and equipment	(168)	(250)
Net Cash Used in Investing Activities	(13,486)	(73,589)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash Flows from Financing Activities
Net increase in deposits	$65,860	$38,919
Payments of long-term debt	—	(18)
Net decrease in short term borrowings	(57,500)	—
Dividends paid	(931)	(949)
Repurchase of common stock	—	(1,550)
Net Cash Provided by Financing Activities	7,429	36,402
Increase (Decrease) in Cash and Cash Equivalents	2,019	(26,492)

Cash and Cash Equivalents - January 1	25,473	139,654
Cash and Cash Equivalents - March 31	$27,492	$113,162

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$7,632	$637
Income taxes	$—	$—

Supplemental Schedule of Non-Cash Operating Activities
Issuance of common stock for payment of compensation	$616	$130

Supplemental Schedule of Non-Cash Investing and Financing Activities
Cumulative effect adjustment for adoption of ASU 2016-13	$—	$2,006
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
The Consolidated Financial Statements reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the included disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2022 have been derived from audited Consolidated Financial Statements. The Company’s accounting policies are disclosed in Note 1 to the 2022 Consolidated Financial Statements. The results of operations for the three months March 31, 2023 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s 2022 Annual Report on Form 10-K.
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
Loans
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
Modifications to borrowers experiencing financial difficulty (BEFD) are loans that have been modified to provide for a reduction or a delay in the payment of either interest or principal because of deterioration in the financial condition of the borrower. A loan extended or renewed at a stated interest rate equal to the current interest rate for new debt with similar risk is not considered a BEFD modification. Once an obligation has been classified as a BEFD modification it continues to be considered a BEFD modification until paid in full or until the debt is refinanced and considered unimpaired. All BEFD modifications are assessed on a loan-by-loan basis. The Company does not participate in any specific government or Company-sponsored loan modification programs. All restructured loan agreements are individual contracts negotiated with a borrower.
Allowance for Credit Losses - Loans
The ACL is an estimate of the expected credit losses for loans held for investment and off-balance sheet exposures. Accounting Standards Codification ("ASC") 326, "Financial Instruments-Credit Losses" requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is in accordance with U.S. GAAP and in compliance with appropriate regulatory guidelines.
The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. As more fully described below, the model-based quantitative estimate for collectively evaluated loans is determined using the probability of default ("PD") and loss given default ("LGD") at the segment level and applied at the loan level against the expected exposure at default ("EAD"). Qualitative adjustments to the quantitative estimate may be made using information not considered in the quantitative model.
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
Loans that do not share the same common risk characteristics with other loans are individually assessed. Such loans include non-accrual loans, BEFD modifications, loans classified as substandard or worse, loans that are greater than 89 days delinquent and any other loan identified by management for individual assessment. Reserves on individually assessed loans are measured on a loan-by-loan basis. Generally, consumer loans, including credit cards, are not individually assessed as the Bank's policy is to charge-off credit card loans when they become 180 days delinquent and other consumer loans when they are more than 90 days delinquent.
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
In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a corresponding allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment. As of March 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 Investment Securities for more information.
The Bank elected to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. AFS debt securities are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. The majority of AFS debt securities as of March 31, 2023 and December 31, 2022 were issued by Government Sponsored Enterprises (“GSEs”) and U.S. agencies. As such, an allowance for credit losses is not considered necessary.

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
See Note 1 – Summary of Significant Accounting Policies included in the Company’s 2022 Annual Report on Form 10-K for a list of policies in effect as of December 31, 2022.
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
Adopted New Accounting Standard
ASU 2020-04 – Reference Rate Reform (Topic 848). In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2024, as deferred under ASU 2022-06 -Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848. The amendments did not have a material effect on its Consolidated Financial Statements.
ASU Update 2022-02 – On January 1, 2023, the Company adopted ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the TDRs recognition and measurement guidance and, instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted ASU 2022-02 using a modified retrospective transition method for TDRs. The impact of adoption was immaterial. The disclosure amendments in the Update 2022-02 will be applied prospectively.

NOTE 2 – INVESTMENT SECURITIES
Amortized cost and fair values of investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential Mortgage Backed Securities ("MBS")	$125,680	$11	$11,660	$114,031
Residential Collateralized Mortgage Obligations ("CMOs")	173,344	7	14,623	158,728
U.S. Agency	14,714	—	2,029	12,685
Asset-backed securities ("ABSs") issued by Others:
Residential CMOs	12,369	3	373	11,999
Student Loan Trust ABSs	46,771	29	1,866	44,934
Municipal bonds	99,686	—	16,794	82,892
Corporate bonds	4,867	—	504	4,363
U.S. government obligations	36,851	1	2,535	34,317
Total AFS Securities	$514,282	$51	$50,384	$463,949

Equity securities carried at fair value through income
CRA investment fund	$4,380	$—	$—	$4,380

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$518,869	$51	$50,384	$468,536

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AFS Securities
Asset-backed securities issued by GSEs and U.S. Agencies
Residential MBS	$126,861	$12	$13,203	$113,670
Residential CMOs	175,905	8	16,500	159,413
U.S. Agency	14,658	—	2,302	12,356
Asset-backed securities issued by Others:
Residential CMOs	12,593	13	400	12,206
Student Loan Trust ABSs	49,566	39	2,293	47,312
Municipal bonds	99,766	—	20,148	79,618
Corporate bonds	4,863	—	459	4,404
U.S. government obligations	36,813	1	3,047	33,767
Total AFS Securities	$521,025	$73	$58,352	$462,746

Equity securities carried at fair value through income
CRA investment fund	$4,286	$—	$—	$4,286

Non-marketable equity securities
Other equity securities	$207	$—	$—	$207

Total Investment Securities	$525,518	$73	$58,352	$467,239

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. AFS debt securities, AIR totaled $1.8 million and $1.8 million as of March 31, 2023, and December 31, 2022, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated balance sheets.
At March 31, 2023 and December 31, 2022, securities with an amortized cost of $58.3 million and $56.4 million were pledged to secure certain customer deposits.
During the quarters ended March 31, 2023 and December 31, 2022, the Company did not sell any securities.
Management does not believe that the AFS debt securities in an unrealized loss position as of March 31, 2023 have credit loss impairment. As of March 31, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also performed credit reviews on municipal bonds issued by States and Political Subdivisions and asset backed securities issued by Student Loan Trust. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Management believes that the securities will either recover in market value or be paid off as agreed.
AFS Securities
Gross unrealized losses and estimated fair value by length of time that individual AFS securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$9,383	$543	$273,811	$27,769	$283,194	$28,312
Asset-backed securities issued by Others	10,266	353	129	20	10,395	373
Student Loan Trust ABSs	—	—	40,076	1,866	40,076	1,866
Municipal bonds	1,107	10	81,785	16,784	82,892	16,794
Corporate bonds	1,861	6	2,502	498	4,363	504
U.S. government obligations	—	—	32,333	2,535	32,333	2,535
	$22,617	$912	$430,636	$49,472	$453,253	$50,384

December 31, 2022	Less Than 12 Months		More Than 12 Months		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Asset-backed securities issued by GSEs and U.S. Agencies	$24,688	$1,493	$259,127	$30,512	$283,815	$32,005
Asset-backed securities issued by Others	7,469	381	138	19	7,607	400
Student Loan Trust ABSs	1,950	1	42,170	2,292	44,120	2,293
Municipal bonds	6,695	796	72,923	19,352	79,618	20,148
Corporate bonds	4,404	459	—	—	4,404	459
U.S. government obligations	18,764	1,137	13,041	1,910	31,805	3,047
	$63,970	$4,267	$387,399	$54,085	$451,369	$58,352

Maturities
The amortized cost and estimated fair value of debt securities at March 31, 2023 and December 31, 2022 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$37,444	$33,780	$35,441	$31,477
Over one year through five years	132,267	119,322	136,449	121,186
Over five years through ten years	224,597	202,615	228,997	203,383
After ten years	119,974	108,232	120,138	106,700
Total AFS securities	$514,282	$463,949	$521,025	$462,746

NOTE 3 – LOANS
Portfolio loans, net of deferred costs and fees, are summarized by type as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Total	% of Total Loans	Total	% of Total Loans
Portfolio Loans:
Commercial real estate	$1,265,519	68.63%	$1,232,826	67.69%
Residential first mortgages	78,186	4.24%	79,872	4.39%
Residential rentals	329,417	17.86%	338,292	18.58%
Construction and land development	18,474	1.00%	17,259	0.95%
Home equity and second mortgages	25,492	1.38%	25,602	1.41%
Commercial loans	40,666	2.20%	42,055	2.31%
Consumer loans	7,271	0.39%	6,272	0.34%
Commercial equipment	79,296	4.30%	78,890	4.33%
Total portfolio loans (1)	1,844,321	100.00%	1,821,068	100.00%
Less: Allowance for Credit Losses	(23,515)	(1.27)%	(22,890)	(1.26)%
Total net portfolio loans	1,820,806		1,798,178
U.S. SBA PPP loans (1)	—		339
Total net loans	$1,820,806		$1,798,517
___________________________________________
(1)Excludes accrued interest receivable of $6.8 million and $6.6 million, at March 31, 2023 and December 31, 2022, respectively.
The Company has segregated its loans into portfolio loans and U.S. SBA PPP loans at December 31, 2022.
Deferred Costs/Fees
Portfolio net deferred fees of $3.9 million at March 31, 2023 included deferred fees paid by customers of $8.3 million offset by deferred costs of $4.4 million. Deferred loan costs include premiums paid for the purchase of residential first mortgages and deferred loan origination costs in accordance with ASC 310-20. Net deferred loan fees of $3.0 million at December 31, 2022 included deferred fees paid by customers of $7.3 million offset by deferred costs of $4.3 million.
U.S. SBA PPP net deferred loan fees of $8,000 at December 31, 2022 included deferred fees paid by the SBA of $9,000 offset by deferred costs of $1,000. The net deferred fees are being amortized as a component of interest income through the contractual maturity date of each U.S. SBA PPP loan. Net deferred fees include fees received by participant banks for each U.S. SBA PPP loan underwritten and funded net of costs incurred to underwrite the loans. Net deferred fees will be recognized in income when the U.S. SBA PPP loan is forgiven or paid.
Risk Characteristics of Portfolio Segments
Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of Southern Maryland and the greater Fredericksburg area of Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has business loans secured by real estate and real estate development loans. At March 31, 2023 and December 31, 2022, the Company had no loans outstanding with foreign entities.
The Company manages its credit products and exposure to credit losses (credit risk) by the following specific portfolio segments (classes), which are levels at which the Company develops and documents its allowance for loan loss methodology. These segments are:
Commercial Real Estate (“CRE”)
Commercial and other real estate projects include office, medical and professional buildings, retail locations, churches, other special purpose buildings and commercial construction. Commercial construction balances were 6.2% and 6.9% of the CRE portfolio at March 31, 2023 and December 31, 2022, respectively. The Bank offers both fixed-rate and adjustable-rate loans under these product lines. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate CRE portfolio was $914.8 million or 49.6% of total portfolio loans of $1.8 billion at March 31, 2023 compared to $918.4 million or 50.4% of total gross portfolio loans of $1.82 billion at December 31, 2022. The primary security on a commercial real estate loan is the real property and the leases that produce income for the real property. Loans secured by commercial real estate are generally limited to 80% of the lower of the appraised value or sales price at origination and have an initial contractual loan payment period ranging from three to 20 years.
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
The annual and lifetime limitations on interest rate adjustments may constrain interest rate increases on these loans. There are also credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. The Bank’s adjustable rate residential first mortgage portfolio was $12.9 million or 0.7% of total portfolio loans of $1.8 billion at March 31, 2023 compared to $13.1 million or 0.7% of total gross portfolio loans of $1.82 billion at December 31, 2022.
The Bank generally retains the right to service loans sold for a payment based upon a percentage (generally 0.25% of the outstanding loan balance). As of March 31, 2023 and December 31, 2022, the Bank serviced $19.1 million and $19.5 million, respectively, in residential mortgage loans for others.
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

Loans
Non-accrual loans as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Total Nonaccrual Loans
Commercial real estate	$4,498	$1,391	$5,889
Residential rentals	1,631	—	1,631
Home equity and second mortgages	444	—	444
Consumer loans	—	9	9
Commercial equipment	124	27	151
Total	$6,697	$1,427	$8,124

Interest Income on Nonaccrual Loans	$63	$—	$63

	December 31, 2022
(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Total Nonaccrual Loans
Commercial real estate	$4,521	$81	$4,602
Residential rentals	1,142	—	1,142
Home equity and second mortgages	206	—	206
Commercial equipment	137	28	165
Total	$6,006	$109	$6,115

Interest Income on Nonaccrual Loans	$121	$—	$121

	March 31, 2023
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$5,889	$5,889
Residential rentals	274	1,357	1,631
Home equity and second mortgages	444	—	444
Consumer loans	9	—	9
Commercial equipment	—	151	151
	$727	$7,397	$8,124

	December 31, 2022
(dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accrual Loans
Commercial real estate	$—	$4,602	$4,602
Residential first mortgages	—	—	—
Residential rentals	449	693	1,142
Home equity and second mortgages	206	—	206
Commercial equipment	—	165	165
U.S. SBA PPP loans	—	—	—
	$655	$5,460	$6,115
Non-accrual loans increased $2.0 million from $6.1 million or 0.34% of total loans at December 31, 2022 to $8.1 million or 0.44% of total loans at March 31, 2023. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

At December 31, 2022, there were $5.5 million (89%) of non-accrual loans were current with all payments of principal and interest with specific reserves of $0.1 million and $0.7 million (11%) of non-accrual loans were delinquent with no specific reserves.
Non-accrual loans at March 31, 2023 and December 31, 2022 included no delinquent BEFD modifications. Non-accrual loans on which the recognition of interest has been discontinued, which did not have a specific allowance for impairment, amounted to $6.7 million and $6.0 million at March 31, 2023 and December 31, 2022, respectively. Interest due but not recognized on these balances at March 31, 2023 and December 31, 2022 was $43,000 and $22,000, respectively. Non-accrual loans with a specific allowance for impairment amounted to $1.4 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively. Interest due but not recognized on these balances at March 31, 2023 and December 31, 2022 was $5,000 and $1,000, respectively.
The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. Regardless of payment status, as long as cash flows can be reasonably estimated, the associated discount on these loan pools results in income recognition. An analysis of days past due ("DPD") loans as of March 31, 2023 follows:

	March 31, 2023
(dollars in thousands)	31-60 DPD	61-89 DPD	90 DPD and Still Accruing	90 DPD and Not Accruing	Total Past Due	Current Non-Accrual Loans	Current Accrual Loans	Total Loans
Commercial real estate	$525	$—	$—	$—	$525	$5,889	$1,259,105	$1,265,519
Residential first mortgages	—	—	—	—	—	—	78,186	78,186
Residential rentals	—	—	—	274	274	1,357	327,786	329,417
Construction and land development	—	—	—	—	—	—	18,474	18,474
Home equity and second mortgages	263	70	—	205	538	—	24,954	25,492
Commercial loans	—	—	—	—	—	—	40,666	40,666
Consumer loans	66	30	35	—	131	—	7,140	7,271
Commercial equipment	—	—	—	—	—	151	79,145	79,296
Total Loans	$854	$100	$35	$479	$1,468	$7,397	$1,835,456	$1,844,321
Loan delinquency (total past due) increased $0.4 million from $1.0 million, or 0.06% of loans, at December 31, 2022 to $1.5 million, or 0.08% of loans, at March 31, 2023.
An analysis of days past due loans as of December 31, 2022 follows:

	December 31, 2022
(dollars in thousands)	31-60 DPD	61-89 DPD	90 DPD and Still Accruing	90 DPD and Not Accruing	Total Past Due	Current Non-Accrual Loans	Current Accrual Loans	Total Loans
Commercial real estate	$147	$—	$—	$—	$147	$4,602	$1,228,077	$1,232,826
Residential first mortgages	—	—	—	—	—	—	79,872	79,872
Residential rentals	—	177	—	272	449	693	337,150	338,292
Construction and land development	—	—	—	—	—	—	17,259	17,259
Home equity and second mortgages	53	160	—	116	329	—	25,273	25,602
Commercial loans	—	—	—	—	—	—	42,055	42,055
Consumer loans	21	35	50	—	106	—	6,166	6,272
Commercial equipment	11	—	—	—	11	165	78,714	78,890
U.S. SBA PPP loans	—	—	—	—	—	—	339	339
Total portfolio loans	$232	$372	$50	$388	$1,042	$5,460	$1,814,905	$1,821,407

Allowance for Credit Losses ("ACL")
The following tables detail activity in the ACL at and for the three months ended March 31, 2023 and 2022. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$17,650	$—	$16	$726	$18,392
Residential first mortgages	207	—	—	(4)	203
Residential rentals	3,061	—	—	(156)	2,905
Construction and land development	160	—	—	1	161
Home equity and second mortgages	126	—	—	5	131
Commercial loans	190	—	—	14	204
Consumer loans	154	(44)	—	56	166
Commercial equipment	1,342	(21)	4	28	1,353
	$22,890	$(65)	$20	$670	$23,515

Three Months Ended	March 31, 2022
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Commercial real estate	$13,095	$3,734	$—	$—	$484	$17,313
Residential first mortgages	1,002	(679)	—	—	(39)	284
Residential rentals	2,175	(586)	—	—	(43)	1,546
Construction and land development	260	(82)	—	—	(41)	137
Home equity and second mortgages	274	(86)	—	—	(10)	178
Commercial loans	582	(290)	—	1	26	319
Consumer loans	58	2	—	—	13	73
Commercial equipment	971	483	—	18	60	1,532
	$18,417	$2,496	$—	$19	$450	$21,382

The following table presents the amortized cost basis of collateral-dependent loans by class of loans.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Business/Other Assets	Real Estate	Business/Other Assets	Real Estate
Commercial real estate	$—	$5,889	$—	$4,601
Residential rentals	—	1,631	—	1,142
Home equity and second mortgages	—	444	—	206
Consumer loans	9	—	—	—
Commercial equipment	151	—	595	—
Total	$160	$7,964	$595	$5,949

Credit Quality Indicators
Credit quality indicators as of March 31, 2023 were as follows:
Credit Risk Profile by Internally Assigned Grade
The risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans	Total

Commercial Real Estate
Pass	$393,557	$108,531	$175,180	$261,755	$287,060	$23,827	$—	$1,249,910
Special Mention	4,167	—	5,553	—	—	—	—	9,720
Substandard	2,088	2,960	—	841	—	—	—	5,889
Total	$399,812	$111,491	$180,733	$262,596	$287,060	$23,827	$—	$1,265,519
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Residential Rentals
Pass	$46,757	$20,527	$47,452	$72,733	$119,293	$21,024	$—	$327,786
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,631	—	—	—	—	—	—	1,631
Total	$48,388	$20,527	$47,452	$72,733	$119,293	$21,024	$—	$329,417
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$11,181	$2,595	$631	$3,360	$148	$559	$—	$18,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$11,181	$2,595	$631	$3,360	$148	$559	$—	$18,474
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$25,502	$2,260	$1,985	$6,258	$3,708	$953	$—	$40,666
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$25,502	$2,260	$1,985	$6,258	$3,708	$953	$—	$40,666
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Equipment
Pass	$11,833	$13,361	$6,536	$12,185	$30,638	$4,426	$—	$78,979
Special Mention	165	—	—	—	—	—	—	165
Substandard	—	124	—	—	28	—	—	152
Total	$11,998	$13,485	$6,536	$12,185	$30,666	$4,426	$—	$79,296
Current Period Gross Write-off	$(21)	$—	$—	$—	$—	$—	$—	$(21)

	Term Loans by Origination Year
(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans	Total

Total loans by risk category	$496,881	$150,358	$237,337	$357,132	$440,875	$50,789	$—	$1,733,372
Loans evaluated by performance category are as follows:

	Term Loans by Origination Year
(dollars in thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans	Total

Residential First Mortgages
Performing	$39,629	$19,273	$8,465	$5,178	$5,641	$—	$—	$78,186
Non-performing	—	—	—	—	—	—	—	—
Total	$39,629	$19,273	$8,465	$5,178	$5,641	$—	$—	$78,186
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity and Second Mortgages
Performing	$15,259	$1,012	$1,244	$3,599	$3,729	$205	$—	$25,048
Non-performing	444	—	—	—	—	—	—	444
Total	$15,703	$1,012	$1,244	$3,599	$3,729	$205	$—	$25,492
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Performing	$46	$69	$101	$573	$774	$271	$5,437	$7,271
Non-performing	—		—				—	—
Total	$46	$69	$101	$573	$774	$271	$5,437	$7,271
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$(44)	$(44)

Total loans evaluated by performing status	$55,378	$20,354	$9,810	$9,350	$10,144	$476	$5,437	$110,949

Total Recorded Investment	$552,259	$170,712	$247,147	$366,482	$451,019	$51,265	$5,437	$1,844,321

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
Home equity and second mortgages and consumer loans are evaluated for creditworthiness in underwriting and are monitored based on borrower payment history. Residential first mortgages are evaluated for creditworthiness during credit due diligence before being purchased. Residential first mortgages, home equity and second mortgages and consumer loans are classified as unrated unless they are part of a larger commercial relationship that requires grading or are BEFD modifications or nonperforming loans with an Other Assets Especially Mentioned ("OAEM") or higher risk rating due to a delinquency payment history.
The overall quality of the Bank’s loan portfolio is assessed using the Bank’s risk-grading scale, the level and trends of net charge-offs, nonperforming loans and delinquencies, the performance of BEFD modifications and the general economic conditions in the Company’s geographical market. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators and allowance factors are adjusted based on management’s judgment during the monthly and quarterly review process. Loans subject to risk ratings are graded on a scale of one to ten. The Company considers loans rated substandard, doubtful and loss as classified assets for regulatory and financial reporting.
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
BEFD modifications included in the individually assessed loan schedules above, as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
Commercial equipment	1	$27	2	$457
Total BEFD modifications (1)	1	$27	2	$457
Less: BEFD modifications included in non-accrual loans	1	27	1	28
Total accrual BEFD modifications loans	—	$—	1	$429
___________________________________________
(1)On January 1, 2023, the Company adopted ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the TDR recognition and measurement guidance. As such, loans designated as TDRs prior to January 1, 2023 and are currently performing are no longer reported as a BEFD loan in the quarter ending March 31, 2023, while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The Company had a $27,000 specific reserve on one BEFD modification at March 31, 2023 and had a $28,000 specific reserve for one BEFD of $28,000 at December 31, 2022. During the year ended December 31, 2022, there were no BEFD modifications disposals, which included payoffs and refinancing. BEFD modification loan principal curtailment was $1,000 for the three months ended March 31, 2023, and $18,000 for the year ended December 31, 2022. There were no BEFD modifications added during the three months ended March 31, 2023, and one BEFD of $28,000 added during the year ended December 31, 2022. At March 31, 2023, the BEFD modification was current for all principal and interest payments.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2023	As of December 31, 2022

Goodwill	$10,835	$10,835

	As of March 31, 2023			As of December 31, 2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Core deposit intangible ("CDI")	$3,590	$(3,040)	$550	$3,590	$(2,956)	$634
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2023 is as follows:

(dollars in thousands)
Remainder of 2023	$217
2024	205
2025	109
2026	19
2027	—
$550
At March 31, 2023 the Company had goodwill of $10.8 million or 5.45% of equity and CDI of $0.6 million or 0.28% of equity.
Management performed its annual analysis of goodwill and CDI during the fourth quarter of 2022 and concluded that there was no impairment at December 31, 2022. At March 31, 2023, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2022 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.
NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”)
OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related costs. The Company had no OREO at March 31, 2023 and December 31, 2022.

There were no expenses applicable to OREO assets at March 31, 2023 and December 31, 2022.

The Company had $89,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2023. There were no loans secured by residential real estate for which formal foreclosure proceedings were in the process as of December 31, 2022.

NOTE 6 – DEPOSITS
Deposits consist of the following:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$599,763	27.84%	$630,120	30.17%
Interest-bearing:
Demand	697,312	32.37%	638,876	30.59%
Money market deposits	305,329	14.17%	347,872	16.66%
Savings	121,007	5.62%	124,533	5.96%
Certificates of deposit	430,912	20.00%	347,062	16.62%
Total interest-bearing	1,554,560	72.16%	1,458,343	69.83%

Total Deposits	$2,154,323	100.00%	$2,088,463	100.00%
The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at March 31, 2023 and December 31, 2022 was $193.3 million and $114.7 million, respectively.
At March 31, 2023 the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	March 31, 2023
Within one year	$288,627
Year 2	87,400
Year 3	39,196
Year 4	4,470
Year 5	11,219
$430,912
The Company monitors all customer deposit concentrations at or above 2% of total deposits. At March 31, 2023, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $320.9 million which represented 14.9% of total deposits. At December 31, 2022, the Bank had two customer deposit relationships that exceeded 2% of total deposits, totaling $346.4 million which represented 16.6% of total deposits. These concentrations were with local municipal agencies.

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
The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

(dollars in thousands)	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right of use asset, net	$5,817	$5,920
Operating lease liability	$6,114	$6,202
Weighted average remaining lease term	15.5 years	15.7 years
Weighted average discount rate	3.51%	3.51%
Remaining lease term - min	4.3 years	4.5 years
Remaining lease term - max	21.0 years	22.0 years
The table below details the Company's lease cost, which is included in occupancy expense in the Unaudited Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Operating lease cost	$158	$146

Cash paid for lease liability	$142	$131
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2023
Lease payments due:
Within one year	$578
After one but within two years	590
After two but within three years	631
After three but within four years	640
After four but within five years	589
After five years	5,095
Total undiscounted cash flows	$8,123
Discount on cash flows	2,009
Total lease liability	$6,114

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
As both the Capital Trust I and Capital Trust II variable-rate capital securities are LIBOR-linked instruments that mature after June 30, 2023, the interest rate will transition from a LIBOR-based rate to an alternative reference rate. Both instruments are subject to the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and neither instrument contains a fallback provision or a clearly defined or practicable fallback provision in the event that LIBOR is no longer published or quoted. The interest rate on both the Capital Trust I and Capital Trust II will transition pursuant to the LIBOR Act to a rate based on the Secured Overnight Financing Rate (“SOFR”) after June 30, 2023.
NOTE 9 – SUBORDINATED NOTES
On October 14, 2020, the Company issued and sold $20.0 million in aggregate principal amount of its 4.75% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes"). The Notes were sold by the Company in a private offering. The Notes mature on October 15, 2030 and bear interest at a fixed rate of 4.75% to October 14, 2025. From October 15, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to the three-month Secured Overnight Financing Rate ("SOFR") plus 458 basis points. The Company may redeem the Notes at any time after October 14, 2025, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.6 million, which are being amortized over the life of the Notes. The Company recognized amortization expense of $14,000 and $14,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10 – REGULATORY CAPITAL
The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC. The Company is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”).
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
As of March 31, 2023 and December 31, 2022, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action ("PCA") under the new Basel III Capital Rules. Management believes, as of March 31, 2023 and December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB(1)	The Company		The Bank
(dollars in thousands)		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Common equity		$198,806	$187,011	$227,967	$216,408
Goodwill		(10,835)	(10,835)	(10,835)	(10,835)
Core deposit intangible (net of deferred tax liability)		(414)	(477)	(414)	(477)
AOCI losses		37,896	43,092	37,896	43,092
Common Equity Tier 1 Capital		225,453	218,791	254,614	248,188
TRUPs		12,000	12,000	—	—
Tier 1 Capital		237,453	230,791	254,614	248,188
Allowable reserve for credit losses and other Tier 2 adjustments		23,911	23,303	23,911	23,303
Subordinated notes		19,580	19,566	—	—
Tier 2 Capital		$280,944	$273,660	$278,525	$271,491

Risk-Weighted Assets ("RWA")		$1,956,402	$1,943,516	$1,954,574	$1,941,922
Average Assets ("AA")		$2,453,436	$2,404,643	$2,451,758	$2,403,268

Common Tier 1 Capital to RWA	7.00%	11.52%	11.26%	13.03%	12.78%
Tier 1 Capital to RWA	8.50%	12.14	11.87	13.03	12.78
Tier 2 Capital to RWA	10.50%	14.36	14.08	14.25	13.98
Tier 1 Capital to AA (Leverage) (2)	n/a	9.68	9.60	10.38	10.33
___________________________________________
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

NOTE 11 – FAIR VALUE MEASUREMENTS
The Company adopted FASB ASC Topic 820, “Fair Value Measurements” and FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides a framework for measuring and disclosing fair value under U.S. GAAP. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, individually evaluated loans).
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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2023 or the year ended December 31, 2022.
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

Loans Receivable
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is individually evaluated and an ACL is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are segregated individually. Management estimates the fair value of individually evaluated loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Individually evaluated loans not requiring an allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2023 and December 31, 2022, substantially all of the individually evaluated loans were based upon the fair value of the collateral.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets as of March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis.

(dollars in thousands)	March 31, 2023
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$114,031	$—	$114,031	$—
CMOs	158,728	—	158,728	—
U.S. Agency	12,685	—	12,685	—
Asset-backed securities issued by Others:
Residential CMOs	11,999	—	11,999	—
Student Loan Trust ABSs	44,934	—	44,934	—
Municipal bonds	82,892	—	82,892	—
Corporate bonds	4,363	—	4,363	—
U.S. government obligations	34,317	—	34,317	—
Total AFS securities	$463,949	$—	$463,949	$—

Equity securities carried at fair value through income
CRA investment fund	$4,380	$—	$4,380	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—

(dollars in thousands)	December 31, 2022
Description of Asset	Fair Value	Level 1	Level 2	Level 3
AFS securities
Asset-backed securities issued by GSEs and U.S. Agencies
MBS	$113,670	$—	$113,670	$—
CMOs	159,413	—	159,413	—
U.S. Agency	12,356	—	12,356	—
Asset-backed securities issued by others:
Residential CMOs	12,206	—	12,206	—
Student Loan Trust ABSs	47,312	—	47,312	—
Municipal bonds	79,618	—	79,618	—
U.S. government obligations	33,767	—	33,767	—
Total AFS securities	$462,746	$—	$462,746	$—

Equity securities carried at fair value through income
CRA investment fund	$4,286	$—	$4,286	$—

Non-marketable equity securities
Other equity securities	$207	$—	$207	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Loans with an allowance had unpaid principal balances of $1.4 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively. The fair value of individually assessed loans with an allowance measured on a non-recurring basis was zero as of December 31, 2022. Assets measured at fair value on a nonrecurring basis as of March 31, 2023 are included in the tables below.

(dollars in thousands)	March 31, 2023
Description of Asset	Fair Value	Level 1	Level 2	Level 3
Individually assessed loans with an allowances
Commercial real estate	$948	$—	$—	$948
Commercial loans	—	—	—	—
Commercial equipment	—	—	—	—
Total individually assessed loans with an allowances	$948	$—	$—	$948

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2023. There were no Level 3 recurring assets or liabilities at December 31, 2022.

March 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(dollars in thousands)
Description of Asset
Individually assessed loans with an allowances	$948	Third party appraisals and in-house equipment evaluations of fair value	Management discount for equipment type and current market conditions	0% - 50% - 100%

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
The Company’s estimated fair values of financial instruments are presented in the following tables.

March 31, 2023	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$463,949	$463,949	$—	$463,949	$—
Equity securities carried at fair value through income	4,380	4,380	—	4,380	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	2,181	2,181	—	2,181	—
Net loans receivable	1,820,806	1,759,458	—	—	1,759,458
Accrued interest receivable	8,526	8,526	—	8,526	—
Investment in BOLI	40,019	40,019	—	40,019	—

Liabilities
Savings, NOW and money market accounts	$1,723,411	$1,723,411	$—	$1,723,411	$—
Time deposits	430,912	431,741	—	431,741	—
Short-term borrowings	21,500	21,595	—	21,595	—
TRUPs	12,000	9,740	—	9,740	—
Subordinated notes	19,580	18,753	—	18,753	—
See the Company’s methodologies disclosed in Note 21 of the Company’s 2022 Form 10-K for the fair value methodologies used as of December 31, 2022:

December 31, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Investment securities - AFS	$462,746	$462,746	$—	$462,746	$—
Equity securities carried at fair value through income	4,286	4,286	—	4,286	—
Non-marketable equity securities in other financial institutions	207	207	—	207	—
FHLB Stock	4,584	4,584	—	4,584	—
Net loans receivable	1,798,517	1,743,574	—	—	1,743,574
Accrued interest receivable	8,335	8,335	—	8,335	—
Investment in BOLI	39,802	39,802	—	39,802	—

Liabilities
Savings, NOW and money market accounts	$1,741,401	$1,741,401	$—	$1,741,401	$—
Time deposits	347,062	346,261	—	346,261	—
Short-term borrowings	79,000	79,087	—	79,087	—
TRUPs	12,000	10,296	—	10,296	—
Subordinated notes	19,566	18,745	—	18,745	—
At March 31, 2023 and December 31, 2022, the Company had outstanding loan commitments and standby letters of credit with customers of $47.0 million and $44.9 million, respectively, and $22.0 million and $25.0 million, respectively. Additionally, at March 31, 2023 and December 31, 2022, customers had $276.1 million and $278.1 million, respectively, available and unused on lines of credit, which include lines of credit for commercial customers, home equity loans as well as builder and construction lines. Based on the short-term lives of these instruments, the Company does not believe that the fair value of these instruments differs significantly from their carrying values.
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS ("AOCI"/"AOCL")
The following table presents the changes in each component of accumulated other comprehensive gain, net of tax, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(dollars in thousands)	Net Unrealized Gains And Losses	Net Unrealized Gains And Losses
Beginning of period	$(43,092)	$(1,952)
Other comprehensive gains ( losses), net of tax before reclassifications	5,196	(17,017)
Net other comprehensive gains (losses)	5,196	(17,017)
End of period	$(37,896)	$(18,969)

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
As of the three months ended March 31, 2023, and 2022, there were 1,854 and zero, respectively of unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022

Net Income	$7,327	$6,288

Average number of common shares outstanding	5,651,750	5,688,221
Dilutive effect of common stock equivalents	3,832	10,817
Average number of shares used to calculate diluted EPS	5,655,582	5,699,038

Anti-dilutive shares	1,854	—

Earnings Per Common Share
Basic	$1.30	$1.11
Diluted	$1.30	$1.10
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

(dollars in thousands)	Three Months Ended March 31,
	2023	2022
Current income tax expense	$2,375	$1,927
Deferred income tax (benefit) expense	(7)	206
Income tax expense as reported	$2,368	$2,133

Effective tax rate	24.4%	25.3%
Net deferred tax assets totaled $21.9 million at March 31, 2023 and $24.7 million at December 31, 2022. No valuation allowance for deferred tax assets was recorded at March 31, 2023 as management believes it is more likely than not that deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The effective tax rate differed from the statutory federal and state income rates during 2023 and 2022 primarily due to the effect of tax-exempt loans, life insurance policies, the income tax effects associated with stock-based compensation and certain non-deductible expenses for state income taxes. The Company’s consolidated effective tax rate is expected to be between 24.50% and 26.00% in 2023.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that involve significant judgments and uncertainties and could result in materially different results under different assumptions and conditions. The Company considers its determination of the allowance for credit losses ("ACL"), goodwill impairment, and the valuation of deferred tax assets to be critical accounting policies. The Company believes that the most critical accounting policies upon which its financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.
For additional information regarding the ACL, Goodwill, and the valuation of deferred taxes, refer to Notes 1, 3, 4, and 14 in the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2022.
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
Management will continue to focus on growth and operating efficiency to deliver strong results during 2023. During the first three months of 2023, we had moderate portfolio loan growth, and maintained stable funding and liquidity through deposit growth and FHLB advances, while continuing to optimize our branch and virtual banking operations.
•On December 14, 2022, the Company entered into a definitive agreement to undertake a merger of equals pursuant to which the Company and Bank will merge into Shore Bancshares, Inc. (NASDAQ: SHBI) ("Shore") in an all-stock transaction. The combined company will have total assets of approximately $6.0 billion on a pro forma basis. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies and which remains subject to shareholder approval, as well as the satisfaction of customary closing conditions, holders of TCFC common stock will have the right to receive 2.3287 shares of Shore Bancshares, Inc. common stock.
On March 7, 2023 SHBI and TCFC announced that they received the required regulatory approvals from the Office of the Comptroller of the Currency and the Maryland Office of the Commissioner of Financial Regulation. SHBI and TCFC expect that the merger transaction will close on or about July 1, 2023. James M. Burke, The Community Financial Corporation's current President and Chief Executive Officer, will serve as President and Chief Executive Officer of the combined company.
•The Company reported net income for the three months ended March 31, 2023 of $7.3 million, or $1.30 per diluted common share compared to net income of $6.3 million or $1.10 per diluted common share for the quarter ended March 31, 2022.
•Portfolio loan end of period contractual rates increased by 16 basis points to 5.00% at March 31, 2023 compared to December 31, 2022. The loan portfolio is positioned for rising rates with $441.3 million or 24% of loans, excluding the allowance for credit losses, scheduled to reprice monthly or in the next three months and an additional $114.3 million or 6% repricing within the following nine months. The Bank's effective duration on the loan portfolio was 2.0 years at March 31, 2023.

•Total portfolio loans increased $23.3 million or 5.1% annualized to $1,844.3 million from December 31, 2022, as the Company maintained its market dominance in Southern Maryland and continued to gain market share in Virginia. The loan pipeline at March 2023 was $85.0 million.
•Non-interest-bearing accounts decreased $30.4 million to $599.8 million or 27.84% of deposits at March 31, 2023, from 30.17% of deposits at December 31, 2022. Transaction deposits decreased $18.0 million, or 4.13% annualized, to $1,723.4 million in the first nine months of 2023. The Company's funding mix has well positioned the balance sheet for a rising rate environment. In addition, non-interest bearing accounts of 27.84% as a percentage of deposits positions the Company for a rising rate environment.
•Net interest margin decreased 22 basis points to 3.32% for the three months ended March 31, 2023 compared to the fourth quarter of 2022, due primarily to increasing cost of funds.
•Total stockholders’ equity increased $11.8 million during the three months ended March 31, 2023. The increase in equity was due to net income of $7.3 million and to a decrease (improvement) of $5.2 million in accumulated other comprehensive loss ("AOCL") related to lower unrealized losses in the Bank's AFS securities portfolio due to decrease in market interest rates compared to the prior quarter ended. The credit quality of the Bank's investment portfolio has remained stable with no securities below investment grade at March 31, 2023. See discussion in Liquidity and Capital Resources section of this MD&A.
•The Company's common equity to assets ratio increased to 8.19% at March 31, 2023 from 7.76% at December 31, 2022. The Company’s ratio of tangible common equity ("TCE") to tangible assets increased to 7.75% at March 31, 2023 from 7.32% at December 31, 2022 (see Non-GAAP reconciliation schedules) due primarily to decreases in AOCL. Regulatory capital was not impacted by the decrease in AOCL and Tier 1 capital to average asset ratios at the Bank and the Company remain strong.
•Asset quality remains stable as non-accrual loans, OREO and loan modifications to borrowers' experiencing financial difficulty ("BEFD") were $8.1 million or 0.33% of total assets at March 2023 compared to $6.5 million or 0.27% of total assets at December 31, 2022 and $7.9 million or 0.34% at March 31, 2022. Classified assets increased $2.0 million to $8.1 million at March 31, 2023 from $6.1 million at December 31, 2022.
•The Bank opened its second Virginia branch in May 2022 in Fredericksburg. Additionally, with our Virginia lending team managing over 49% of the Bank's loans, the Bank opened a loan production office in Charlottesville in the first quarter of 2023 to support our existing efforts. Management believes the greater Fredericksburg area provides significant opportunities for continued organic growth supported by our efficient operating model and ability to leverage technology.
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

(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022	March 31, 2022
Total assets	$2,428,536	$2,410,017	$2,351,923
Less: intangible assets
Goodwill	10,835	10,835	10,835
Core deposit intangible	550	634	924
Total intangible assets	11,385	11,469	11,759
Tangible assets	$2,417,151	$2,398,548	$2,340,164

Total common equity	$198,806	$187,011	$193,140
Less: intangible assets	11,385	11,469	11,759
Tangible common equity	$187,421	$175,542	$181,381

Common shares outstanding at end of period	5,666,904	5,648,435	5,686,799

GAAP common equity to assets	8.19%	7.76%	8.21%
Non-GAAP tangible common equity to tangible assets	7.75%	7.32%	7.75%

GAAP common book value per share	$35.08	$33.11	$33.96
Non-GAAP tangible common book value per share	$33.07	$31.08	$31.90

RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Return on Average Common Equity ("ROACE")
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Net income (as reported)	$7,327	$6,288

ROACE	15.10%	12.30%

Average equity	$194,053	$204,554
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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Net income (as reported)	$7,327	$6,288
Core deposit intangible amortization (net of tax)	63	81
Net earnings applicable to common shareholders	$7,390	$6,369

ROATCE	16.19%	13.22%

Average tangible common equity	$182,613	$192,725

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three months ended March 31, 2023 and March 31, 2022 is presented below.

	(Unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2023	2022
OPERATING DATA
Interest and dividend income	$27,264	$17,336
Interest expenses	8,196	867
Net interest income ("NII")	19,068	16,469
Provision for credit losses	670	450
Provision for unfunded commitments	(18)	(31)
NII after provision for credit losses and unfunded commitments	18,416	16,050
Noninterest income	1,449	1,451
Noninterest expenses	10,170	9,080
Income before income taxes	9,695	8,421
Income taxes	2,368	2,133
Net income	7,327	6,288
Income available to common shares	$7,327	$6,288

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
KEY OPERATING RATIOS
Return on average assets ("ROAA")	1.21%	1.08%
Return on average common equity ("ROACE")	15.10	12.30
Return on Average Tangible Common Equity ("ROATCE")	16.19	13.22
Average total equity to average total assets	8.00	8.79
Interest rate spread	2.70	3.05
Net interest margin	3.32	3.12
Efficiency ratio(1)	49.57	50.67
Non-interest income to average assets	0.24	0.25
Non-interest expense to average assets	1.68	1.56
Net operating expense to average assets(2)	1.44	1.31

COMMON SHARE DATA
Basic net income per common share	$1.30	$1.11
Diluted net income per common share	$1.30	$1.10
Cash dividends paid per common share	$0.175	$0.175
Common dividend payout ratio	13.46%	15.77%
___________________________________________
(1)Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(2)Net operating expense is the sum of non-interest expense offset by non-interest income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2021
Summary of Financial Results
The Company reported net income for the three months ended March 31, 2023 of $7.3 million or diluted earnings per share of $1.30 compared to net income of $6.3 million or $1.10 per diluted earnings per share for the three months ended March 31, 2022. The Company’s ROAA and ROACE were 1.21% and 15.64% for the three months ended March 31, 2023 compared to 1.08% and 12.30% in March 31, 2022.
Net income in the first quarter of 2023 increased 16.5% compared to the same quarter in 2022, primarily due to increased net interest income partially offset by higher noninterest expense.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income	$27,264	$17,336	$9,928	57.3%
Interest expense	8,196	867	7,329	845.3%
Net interest income	19,068	16,469	2,599	15.8%
Provision for credit losses	670	450	220	48.9%
Recovery for unfunded commitments	(18)	(31)	13	(41.9)%
Noninterest income	1,449	1,451	(2)	(0.1)%
Noninterest expense	10,170	9,080	1,090	12.0%
Income before income taxes	9,695	8,421	1,274	15.1%
Income tax expense	2,368	2,133	235	11.0%
Net income	$7,327	$6,288	$1,039	16.5%
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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Interest and Dividend Income
Loans, including fees	$23,116	$15,610	$7,506	48.1%
Taxable interest and dividends on investment securities	3,992	1,666	2,326	139.6%
Interest on deposits with banks	156	60	96	160.0%
Total Interest and Dividend Income	27,264	17,336	9,928	57.3%

Interest Expenses
Deposits	6,729	513	6,216	1,211.7%
Short-term borrowings	998	—	998	—%
Long-term debt	469	354	115	32.5%
Total Interest Expenses	8,196	867	7,329	845.3%

Net Interest Income (NII)	$19,068	$16,469	$2,599	15.8%

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effects of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Commercial real estate	$1,229,000	$15,830	5.15%	$1,112,108	$10,737	3.86%
Residential first mortgages	77,802	721	3.71%	86,805	713	3.29%
Residential rentals	352,722	3,933	4.46%	197,312	1,831	3.71%
Construction and land development	17,709	324	7.32%	33,669	407	4.84%
Home equity and second mortgages	25,516	480	7.52%	25,946	245	3.78%
Commercial loans	43,927	877	7.99%	46,668	550	4.71%
Commercial equipment loans	80,461	838	4.17%	61,715	642	4.16%
U.S. SBA PPP loans	18	9	200.00%	20,444	452	8.84%
Consumer loans	6,523	104	6.38%	3,213	33	4.11%
Allowance for credit losses	(23,086)	—	—%	(21,043)	—	—%
Loan portfolio (1)	1,810,592	23,116	5.11%	1,566,837	15,610	3.99%
Taxable investment securities	451,202	3,876	3.44%	484,157	1,572	1.30%
Nontaxable investment securities	21,160	116	2.19%	17,513	94	2.15%
Interest-bearing deposits in other banks	13,984	112	3.20%	42,608	60	0.56%
Federal funds sold	3,154	44	5.58%	—	—	—%
Interest-Earning Assets ("IEAs")	2,300,092	27,264	4.74%	2,111,115	17,336	3.28%
Cash and cash equivalents	13,052			116,560
Goodwill	10,835			10,835
Core deposit intangible	605			994
Other assets	100,936			86,488
Total Assets	$2,425,520			$2,325,992

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$603,203	$—	—%	$609,945	$—	—%
Interest-bearing demand deposits
Savings	122,995	76	0.25%	121,236	15	0.05%
Demand deposits	613,182	3,970	2.59%	625,241	103	0.07%
Money market deposits	353,960	502	0.57%	378,781	100	0.11%
Certificates of deposit	398,408	2,181	2.19%	322,346	295	0.37%
Total interest-bearing deposits	1,488,545	6,729	1.81%	1,447,604	513	0.14%
Total Deposits	2,091,748	6,729	1.29%	2,057,549	513	0.10%
Long-term debt	—	—	—%	12,219	25	0.82%
Short-term borrowings	84,856	998	4.70%	—	—	—%
Subordinated Notes	19,571	251	5.13%	19,515	251	5.14%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	218	7.27%	12,000	78	2.60%
Total Debt	116,427	1,467	5.04%	43,734	354	3.24%

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Bearing Liabilities ("IBLs")	1,604,972	8,196	2.04%	1,491,338	867	0.23%
Total Funds	2,208,175	8,196	1.48%	2,101,283	867	0.17%
Other liabilities	23,292			20,155
Stockholders’ equity	194,053			204,554
Total Liabilities and Stockholders’ Equity	$2,425,520			$2,325,992

Net interest income		$19,068			$16,469

Interest rate spread			2.70%			3.05%
Net yield on interest-earning assets			3.32%			3.12%
Average loans to average deposits			86.56%			76.15%
Average transaction deposits to total average deposits **			80.95%			84.33%
Ratio of average IEAs to average IBLs			143.31%			141.56%
___________________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $23,000 and $50,000 of accretion interest during the three months ended March 31, 2023 and 2022, respectively.
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

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
(dollars in thousands)	Volume	Due to Rate	Total
Interest income:
Loan portfolio (1)
Commercial real estate	$1,506	$3,587	$5,093
Residential first mortgages	(83)	91	8
Residential rentals	1,733	369	2,102
Construction and land development	(292)	209	(83)
Home equity and second mortgages	(8)	243	235
Commercial loans	(55)	382	327
Commercial equipment loans	195	1	196
SBA PPP loans	(10,213)	9,770	(443)
Consumer loans	53	18	71
Taxable investment securities	(283)	2,587	2,304
Nontaxable investment securities	20	2	22
Interest-bearing deposits in other banks	(229)	281	52
Federal funds sold	44	—	44
Total interest-earning assets	$(7,612)	$17,540	$9,928

Interest-bearing liabilities:
Savings	$1	$60	$61
Demand deposits	(78)	3,945	3,867
Money market deposits	(35)	437	402
Certificates of deposit	416	1,470	1,886
Long-term debt	—	(25)	(25)
Short-term borrowings	998	—	998
Subordinated Notes	1	(1)	—
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	—	140	140
Total interest-bearing liabilities	$1,303	$6,026	$7,329
Net change in net interest income	$(8,915)	$11,514	$2,599
___________________________________________
(1)Average balance includes non-accrual loans. There are no tax equivalent adjustments. There was $23,000 and $50,000 of accretion interest during the three months ended March 31, 2023 and 2022, respectively.
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. During the past 12 calendar months and in response to the inflation effects on the economy, the Federal Reserve Open Market Committee ("FOMC") has increased the federal funds interest rate by 300 basis points from a target range of 3.00% to 3.25% at March 31, 2022 to a target range of 4.75% to 5.00% at March 31, 2023.
The growth in net interest income for the comparable quarters resulted from increases in interest-earning asset yields and growth in portfolio loans, partially offset by increased interest expense from higher funding rates and increased certificate of deposit and short-term borrowings balances. Interest income increased as portfolio loan growth coupled with higher yields more than replaced the run-off of U.S. SBA PPP income for the comparable quarters. Average investment and interest-earning cash balances decreased $54.8 million for the comparable periods and contributed $2.4 million in additional interest income.

Net interest margin of 3.32% for the three months ended March 31, 2023 increased 20 basis points from 3.12% for the three months ended March 31, 2022. Net interest margin expanded from the first quarter of 2022 primarily from the Company’s increased average yield on loans and investment securities (not including interest-bearing deposits) increasing to 5.11% and 3.38% in the first quarter of 2023 from 3.99% and 1.33% for the three months ended March 31, 2022, while overall interest earning asset yields increased to 4.74% for the three months ended March 31, 2023 from 3.28% for the three months ended March 31, 2022. Interest income from the Company's participation in the U.S. SBA PPP program was $9 thousand and $0.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
The Company’s cost of funds was 1.48% during the first quarter of 2023, an increase from 0.17% for the three months ended March 31, 2022. Market pressures and local competition drove increases in rates paid on interest bearing deposits from 0.14% for the three months ended March 31, 2022 to 1.81% for the three months ended March 31, 2023.
Net interest margins continued to increase in the first quarter of 2023 as FOMC rate increases continued to impact the Bank's asset sensitive balance sheet. Average yields on loans and investment securities increased to 5.11% and 3.38% for the three months ended March 31, 2023 from 4.92% and 2.95% for the three months ended December 31, 2022. Net interest margin decreased 32 basis points from 3.64% for the three months ended December 31, 2022 to 3.32% for the three months ended March 31, 2023.
Management communicated in the Company's anticipates that the yield on interest-bearing deposit accounts will continue to increase more quickly than the yield on loans and investments in the first six months of 2023. The range communicated in the Form 10-K was that net interest margin could compress to between 3.10% and 3.40% in the first half of 2023.
Provision for Credit Losses
The following table shows the dollar and percentage changes for the provision for credit losses for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change

Provision for credit losses	$670	$450	$220	48.89%
The provision for credit losses is a function of the calculation of the allowance for credit losses on the Company's end of period loan portfolios. See further discussion of the provision and the allowance under the caption “Asset Quality” in the Comparison of Financial Condition section of this MD&A.
Noninterest Income
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Noninterest Income
Loan appraisal, credit, and miscellaneous charges	$93	$176	$(83)	(47.2)%
Unrealized gains (losses) on equity securities	69	(222)	291	(131.1)%
Income from bank owned life insurance	217	214	3	1.4%
Service charges	1,069	926	143	15.4%
Referral fee income	—	361	(361)	(100.0)%
Net gains on sale of loans originated for sale	1	(4)	5	(125.0)%
Total Noninterest Income	$1,449	$1,451	$(2)	(0.1)%
Noninterest income for the three months ended March 31, 2023 was relatively flat as compared to the three months ended March 31, 2022. The lack of interest rate protection referral fee income and lower loan appraisal income for the current quarter was substantially offset by increases in service charges due to increased interchange fees and a decrease in unrealized losses on securities invested in a Community Reinvestment Act mutual fund. Noninterest income as a percentage of average assets was 0.24% and 0.25% for the three months ended March 31, 2023 and 2022, respectively.

Noninterest Expense
The following tables show the components of noninterest expense and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Noninterest Expense
Compensation and benefits	$5,481	$5,055	$426	8.4%
OREO valuation allowance and expenses	—	6	(6)	(100.0)%
Merger and acquisition costs	259	—	259	—%
Sub-total	5,740	5,061	679	13.4%
Operating Expenses
Occupancy expense	847	732	115	15.7%
Advertising	88	64	24	37.5%
Data processing expense	1,037	1,007	30	3.0%
Professional fees	835	731	104	14.2%
Depreciation of premises and equipment	177	149	28	18.8%
FDIC Insurance	180	179	1	0.6%
Core deposit intangible amortization	84	109	(25)	(22.9)%
Fraud losses	28	40	(12)	(30.0)%
Other expenses	1,154	1,008	146	14.5%
Total Operating Expenses	$4,430	$4,019	$411	10.2%
Total Noninterest Expense	$10,170	$9,080	$1,090	12.0%
The increase in non-interest expense for the comparable periods was primarily due to increased expenses for compensation and benefits, merger costs, occupancy, professional fees and other expenses. Professional fees, occupancy and other expenses have increased substantially compared to the same quarter in the prior year due in large part to increased cost of labor and materials due to inflation.
Compensation expenses increased in the second half of 2022 with the Company's decision to increase base compensation to address local wage pressure caused by inflation and to attract and retain our employees. Management's projected quarterly normalized expense run rate, excluding merger costs, for the second quarter of 2023 is estimated between $10.1 million and $10.3 million.
The Company’s efficiency ratio was 49.57% for the three months ended March 31, 2023 compared to 50.67% for the three months ended March 31, 2022. The Company’s net operating expense ratio was 1.44% for the three months ended March 31, 2023 compared to 1.31% for the three months ended March 31, 2022. The efficiency expense ratios improved (decreased) as the Company has been able to improve asset quality and generate more revenues while controlling expense growth. The merger expenses negatively impacted (increased) the net operating expense ratio during the three months ended March 31, 2022.
Income Tax Expense
The effective tax rate for the three months ended March 31, 2023 was 24.42% compared to an effective tax rate of 25.33% for the three months ended March 31, 2022. The Company's effective tax rate decreased due to a decrease in the state tax apportionment factor.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2023 AND DECEMBER 31, 2022
The following table shows selected historical consolidated financial data for the Company, which has been derived from our audited consolidated financial statements. You should read this table together with our consolidated financial statements and related notes included in this Quarterly Report for Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2022.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
FINANCIAL CONDITION DATA
Total assets	$2,428,536	$2,410,017
Loans receivable, net	1,820,806	1,798,517
Investment securities	468,536	467,239
Goodwill	10,835	10,835
Core deposit intangible	550	634
Deposits	2,154,323	2,088,463
Borrowings	21,500	79,000
Junior subordinated debentures	12,000	12,000
Subordinated notes - 4.75%	19,580	19,566
Stockholders’ equity - common	198,806	187,011

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
COMMON SHARE DATA
Book value per common share	$35.08	$33.11
Tangible book value per common share**	$33.07	$31.08
Common shares outstanding at end of period	5,666,904	5,648,435

OTHER DATA
Full-time equivalent employees	199	196
Branches	12	12
Loan Production Offices	5	4

CAPITAL RATIOS
Tier 1 capital to average assets (Leverage)	9.68%	9.60%
Tier 1 common capital to risk-weighted assets	11.52	11.26
Tier 1 capital to risk-weighted assets	12.14	11.87
Total risk-based capital to risk-weighted assets	14.36	14.08
Common equity to total assets	8.19	7.76
Tangible common equity to tangible assets**	7.75	7.32
___________________________________________
**Non-GAAP financial measure. See reconciliation of GAAP and Non-GAAP measures.

Assets
Total assets increased $18.5 million, or 0.8%, to $2.43 billion at March 31, 2023 compared to total assets of $2.41 billion at December 31, 2022, primarily due to net loan growth. Available for sale ("AFS") debt securities, which are reported at fair value, increased primarily due to a decrease in unrealized losses in the first quarter of 2023 from changes in interest rates. These increases in assets were offset by a decrease in deferred tax assets primarily due to decreases in unrealized losses from changes in interest rates of the Bank's AFS investment portfolio. FHLB stock held decreased due to a reduction in advances from $79.0 million at December 31, 2022 to $21.5 million at March 31, 2023. The decrease in Other assets was due to a decrease in income taxes receivable, partially offset by increases in prepaid expenses. The differences in allocations between the cash and investment categories reflect operational needs.
The following table shows the Company’s assets and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Cash and due from banks	$11,905	$11,511	$394	3.4%
Federal funds sold	2,290	2,140	150	7.0%
Interest-bearing deposits with banks	13,297	11,822	1,475	12.5%
Securities available for sale ("AFS"), at fair value	463,949	462,746	1,203	0.3%
Equity securities carried at fair value through income	4,380	4,286	94	2.2%
Non-marketable equity securities held in other financial institutions	207	207	—	—%
FHLB stock - at cost	2,181	4,584	(2,403)	(52.4)%
Net Loans	1,820,806	1,798,517	22,289	1.2%
Goodwill	10,835	10,835	—	—%
Premises and equipment, net	20,987	21,308	(321)	(1.5)%
Accrued interest receivable	8,526	8,335	191	2.3%
Investment in bank owned life insurance	40,019	39,802	217	0.5%
Core deposit intangible	550	634	(84)	(13.2)%
Net deferred tax assets	21,914	24,657	(2,743)	(11.1)%
Right of use assets, net operating leases	5,817	5,920	(103)	(1.7)%
Other assets	873	2,713	(1,840)	(67.8)%
Total Assets	$2,428,536	$2,410,017	$18,519	0.8%
Cash and Cash Equivalents
Cash and cash equivalents totaled $27.5 million at March 31, 2023, compared to $25.5 million at December 31, 2022. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities and Credit Quality of Investment Securities
Investment securities and FHLB stock at March 31, 2023 and December 31, 2022, had estimated fair values of $470.7 million, and $471.8 million, respectively.
Management monitors and manages investment portfolio performance and liquidity through monthly reporting including analyses of expected cash inflows and outflows from investment securities. Management believes the risk characteristics inherent in the investment portfolio are acceptable. The Company did not hold any noninvestment grade securities at March 31, 2023 and December 31, 2022. AFS securities are evaluated quarterly to determine whether a decline in their value is the result of a deterioration in credit quality. A reserve for credit losses was not recorded for the periods reported.
At March 31, 2023, approximately 92%, or $426.1 million, of the carrying value of AFS securities were rated AAA by Standard & Poor’s or the equivalent credit rating from another major rating agency compared to approximately 92%, or $425.9 million, at December 31, 2022.
Gross unrealized losses at March 31, 2023 and December 31, 2022 for AFS securities were $50.4 million and $58.4 million, respectively, of amortized cost of $514.3 million and $521.0 million, respectively (see Note 2 in Consolidated Financial Statements). The change in unrealized losses was the result of changes in interest rates and other non-credit related factors, while credit risks remained stable. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive full value for the securities. Management believes that the investment securities with unrealized losses will either recover in market value or be paid off as agreed.
The Bank holds 68.2% or $350.6 million of its AFS investment securities at amortized cost, as asset-backed securities issued by GSEs or U.S. Agencies, GSE agency bonds or U.S. government obligations. In addition, the Company's amortized cost investment of $46.8 million in student loan trusts, which represent 9.1% of the AFS investment portfolio, are 97% U.S. government guaranteed. At March 31, 2023, the Company also had $99.7 million or 19.4% of AFS investments in municipal bonds.
The average effective duration of the Company's AFS investment portfolio at March 31, 2023 and December 31, 2022, were 3.90 years and 4.00 years, respectively.
At March 31, 2023 and December 31, 2022, AFS asset-backed securities issued and guaranteed by GSEs and U.S. Agencies had an average life of 6.25 years and 6.02 years and an average duration of 5.16 years and 5.00 years, respectively. At March 31, 2023 and December 31, 2022, AFS asset-backed securities issued by student loan trusts and others had an average life of 6.02 years and 6.01 years and an average duration of 4.64 years and 4.83 years, respectively. At March 31, 2023 and December 31, 2022, AFS municipal bonds issued by states, political subdivisions or agencies had average life of 10.23 years and 10.51 years and an average duration of 8.57 years and 8.72 years, respectively.
The amortized cost of AFS investment securities by contractual maturity at March 31, 2023 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The maturities and weighted average yields at March 31, 2023 are shown below.

	One year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
(dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
AFS Investment securities:
Asset-backed securities issued by GSEs and U.S. Agencies	$22,843	3.79%	$80,689	3.77%	$137,016	3.78%	$73,190	3.37%	$313,738	$285,444
Asset-backed securities issued by Others	4,306	4.54%	15,210	4.50%	25,827	4.26%	13,797	3.70%	59,140	56,933
Municipal securities	7,258	2.50%	25,638	2.50%	43,535	2.50%	23,255	2.91%	99,686	82,892
Corporate bonds	354	4.03%	1,252	4.03%	2,126	4.03%	1,135	—%	4,867	4,363
U.S. Treasury bonds	2,683	1.17%	9,478	1.30%	16,093	1.25%	8,597	—%	36,851	34,317
Total AFS investment securities	$37,444	3.44%	$132,267	3.43%	$224,597	3.41%	$119,974	3.23%	$514,282	$463,949
The tables below present the Standard & Poor’s (“S&P”) or equivalent credit rating from other major rating agencies for AFS securities at March 31, 2023 and December 31, 2022 by carrying value. The Company considers noninvestment grade securities rated BB+ or lower as classified assets for regulatory and financial reporting. GSE asset-backed securities and GSE agency bonds with S&P AA+ ratings were treated as AAA based on regulatory guidance.

March 31, 2023		December 31, 2022
Credit Rating	Amount	Credit Rating	Amount
(dollars in thousands)		(dollars in thousands)
AAA	$426,055	AAA	$425,907
AA	33,402	AA	32,297
A	129	A	138
BBB	4,363	BBB	4,404
Total	$463,949	Total	$462,746

Loan Portfolio and U.S. SBA PPP Loans
The Bank's primary market areas consist of Southern Maryland, the city of Fredericksburg, Virginia and Spotsylvania and Stafford counties in Virginia. Management is committed to continue as the leading commercial lending financial institution in Southern Maryland. In 2021, the Bank increased lending in Virginia in the cities and surrounding areas of Culpeper, Orange and Charlottesville. In addition. the Bank opened a loan production office in Charlottesville, Virginia in 2023. At March 31, 2023, loans managed by our Maryland and Virginia lending teams are almost evenly distributed. Management is optimistic that the Virginia market will continue to provide opportunities for organic loan growth.
At March 31, 2023, total net loans, which include portfolio loans and U.S. SBA PPP loans, increased 5.0% annualized or $22.3 million from December 31, 2022. Total net portfolio loans increased $22.6 million and U.S. SBA PPP loans decreased $0.3 million for the comparable period ends. The commercial real estate portfolio increased in total during the first three months of 2023. During the first three months of 2023, the residential rental portfolio decreased in total to 17.86% of total portfolio loans compared to 18.58% of total portfolio loans at December 31, 2022. The Company’s loan pipeline was $85.0 million at March 31, 2023 compared to $100.0 million at December 31, 2022.
During 2020 and 2021, the Company originated 1,532 U.S. SBA PPP loans with original balances of $201.3 million. As of March 31, 2023, there were no U.S. SBA PPP loans outstanding.
The following is a breakdown of the Company’s loan portfolio, net of deferred costs and fees at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	%	December 31, 2022	%	$ Change	Annualized % Change
BY LOAN TYPE
Portfolio Loans:
Commercial real estate	$1,265,519	68.63%	$1,232,826	67.69%	$32,693	10.61%
Residential first mortgages	78,186	4.24%	79,872	4.39%	(1,686)	(8.44)%
Residential rentals	329,417	17.86%	338,292	18.58%	(8,875)	(10.49)%
Construction and land development	18,474	1.00%	17,259	0.95%	1,215	28.16%
Home equity and second mortgages	25,492	1.38%	25,602	1.41%	(110)	(1.72)%
Commercial loans	40,666	2.20%	42,055	2.31%	(1,389)	(13.21)%
Consumer loans	7,271	0.39%	6,272	0.34%	999	63.71%
Commercial equipment	79,296	4.30%	78,890	4.33%	406	2.06%
Total portfolio loans	1,844,321	100.00%	1,821,068	100.00%	23,253	5.11%
Less: Allowance for Credit Losses	(23,515)	(1.27)%	(22,890)	(1.26)%	(625)	10.92%
Total net portfolio loans	1,820,806		1,798,178		22,628	5.03%
U.S. SBA PPP loans	—		339		(339)	(400.00)%
Total net loans	$1,820,806		$1,798,517		$22,289	4.96%
Loan Concentrations
At March 31, 2023 and December 31, 2022, commercial loans, including residential rentals, represented 93.0% and 92.9%, respectively, of total portfolio loans. The Bank's commercial loans are concentrated in its market area; however, these loans are distributed among many different borrowers and industries.
Non-owner occupied commercial real estate as a percentage of risk-based capital at March 31, 2023 and December 31, 2022 were $1,054.6 million or 379.2% and $1,032.6 million or 380.9%, respectively. Construction loans as a percentage of risk-based capital at March 31, 2023 and December 31, 2022 were $134.4 million or 48.3% and $135.0 million or 49.8%, respectively.
The Bank's office CRE portfolio, which included owner-occupied and non-owner occupied CRE loans, was $386.6 million or 20.96% of total loans of $1,844.3 million at March 31, 2023, which included $127.1 million or 32.9% with medical tenants and $64.8 million or 16.8% with government or government contractor tenants. There were 295 loans in the office CRE portfolio with an average and median loan size of $1.3 million and $0.5 million, respectively. Loan to Value ("LTV") estimates are less than 70% for $295.0 million or 76.3% of the office CRE portfolio and Debt Service Coverage ("DSC") ratios exceed 1.25x for $320.3 million or 82.9% of the office CRE portfolio at March 31, 2023. For the $91.6 million of loans with LTVs that exceed 70%, $2.2 million have DSC ratios of less than 1.25x.

The Bank had 18 CRE office loans totaling $170.5 million that were greater than $5.0 million at March 31, 2023. For this subset of the office CRE portfolio, at March 31, 2023, the average loan DSC ratio was 1.69x and average LTV was 57.6%. Most buildings in the Bank's office CRE portfolio are two stories or less with no buildings exceeding five stories.
Asset Quality
The following tables show asset quality ratios at March 31, 2023 and December 31, 2022.

	(Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
ASSET QUALITY
Total portfolio loans	$1,844,321	$1,821,068
Classified Assets	8,116	6,115
Allowance for credit losses	23,515	22,890

Past due loans - 31 to 89 days	954	604
Past due loans >=90 days (1)	514	438
Total past due (delinquency) loans	1,468	1,042

Non-accrual loans (2)	8,124	6,115
Accruing borrowers experiencing financial difficulty (BEFD) modifications (3) (4)	—	429
Other real estate owned (OREO)	—	—
Non-accrual loans, OREO and BEFD modifications (3)	$8,124	$6,544

ASSET QUALITY RATIOS (5)
Classified assets to total assets	0.33%	0.25%
Classified assets to risk-based capital	2.89	2.23
Allowance for credit losses to total portfolio loans	1.27	1.26
Allowance for credit losses to non-accrual loans	289.45	374.33
Past due loans - 31 to 89 days to total portfolio loans	0.05	0.03
Past due loans >=90 days to total portfolio loans	0.03	0.02
Total past due (delinquency) to total portfolio loans	0.08	0.06
Non-accrual loans to total portfolio loans	0.44	0.34
Non-accrual loans and BEFD modifications to total portfolio loans (3)	0.44	0.36
Non-accrual loans and OREO to total assets	0.33	0.25
Non-accrual loans and OREO to total portfolio loans and OREO	0.44	0.34
Non-accrual loans, OREO and BEFD modifications to total assets (3)	0.33	0.27
___________________________________________
(1)Nonperforming loans include all loans that are 90 days or more delinquent.
(2)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.
(3)On January 1, 2023, the Company adopted ASU 2022-02–Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the TDR recognition and measurement guidance. As such, loans designated as TDRs prior to January 1, 2023 and are currently performing are no longer reported as a BEFD loan in the quarter ending March 31, 2023, while prior period amounts continue to be reported in accordance with previously applicable GAAP.
(4)BEFD modification loans include both non-accrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Non-accrual BEFD modification loans are included in the non-accrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.
(5)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio. Asset quality ratios for loans exclude U.S. SBA PPP loans.

Allowance for Credit Losses ("ACL"), Provision for Credit Losses ("PCL")
The following is a breakdown of the Company’s general and specific allowances as a percentage of total portfolio loans at March 31, 2023 and 2022 and at December 31, 2022:
Breakdown of general and specific allowance as a percentage of total portfolio loans (1)

	March 31, 2023	March 31, 2022	December 31, 2022
General allowance	$23,036	$21,087	$22,781
Specific allowance	479	295	109
	$23,515	$21,382	$22,890
General allowance	1.25%	1.29%	1.25%
Specific allowance	0.02%	0.02%	0.01%
Allowance to total portfolio loans(1)	1.27%	1.31%	1.26%
___________________________________________
(1)Portfolio loans include all loan portfolios except the U.S. SBA PPP loan portfolio.
On January 1, 2022, the Company adopted ASU 2016-13 and implemented the current expected credit loss model ("CECL") using a modified retrospective method. The ACL is a valuation account that is deducted from loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
ACL balances increased to 1.27% of portfolio loans at March 31, 2023 compared to 1.26% at December 31, 2022. At and for the three months ended March 31, 2023, the Company's ACL increased $0.6 million or 2.7% to $23.5 million at March 31, 2023 from $22.9 million at December 31, 2022. The increase in the general allowance was primarily related to portfolio loan growth.
The Company recorded a $0.7 million PCL for the three months ended March 31, 2023 compared to a $0.5 million PCL for the three months ended March 31, 2022. There were $45,000 in net charge-offs during the three months ended March 31, 2023 compared to $19,000 in net recoveries for the three months ended March 31, 2022.
Management believes that the allowance is adequate at March 31, 2023. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for credit losses, refer to Notes 1 and 3 of the Consolidated Financial Statements and the Critical Accounting Policy section of the MD&A.

The following table allocates the ACL by portfolio loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$18,392	68.63%	$17,313	67.69%
Residential first mortgages	203	4.24%	284	4.39%
Residential rentals	2,905	17.86%	1,546	18.58%
Construction and land development	161	1.00%	137	0.95%
Home equity and second mortgages	131	1.38%	178	1.41%
Commercial loans	204	2.20%	319	2.31%
Consumer loans	166	0.39%	73	0.34%
Commercial equipment	1,353	4.30%	1,532	4.33%
Total allowance for credit losses	$23,515	100.00%	$21,382	100.00%
The following table indicates net charge-offs by average portfolio loan category for the three months ended March 31, 2023 and March 31, 2022, and for the year ended December 31, 2022:

	Three Months Ended						Year Ended
	March 31, 2023			March 31, 2022			December 31, 2022
(dollars in thousands)	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%	Net (Charge-off) Recovery	Average Balance	%
Commercial real estate	$16	$1,229,000	0.01%	$—	$1,112,108	—%	$(264)	$1,179,776	(0.02)%
Residential first mortgages	—	77,802	—%	—	86,805	—%	(97)	83,485	(0.12)%
Residential rentals	—	352,722	—%	—	197,312	—%	—	234,800	—%
Construction and land development	—	17,709	—%	—	33,669	—%	—	27,947	—%
Home equity and second mortgages	—	25,516	—%	—	25,946	—%	1	25,774	—%
Commercial loans	—	43,927	—%	1	46,668	0.01%	(97)	42,303	(0.23)%
Consumer loans	(44)	6,523	(2.70)%	—	3,213	—%	(49)	4,590	(1.07)%
Commercial equipment loans	(17)	80,461	(0.08)%	18	61,715	0.12%	46	71,416	0.06%
	(45)	1,833,660	(0.01)%	19	1,567,436	—%	(460)	1,670,091	(0.03)%
Allowance for credit losses	—	(23,086)	—%	—	(21,043)	—%	—	(21,593)	—%
Total net charge-off and average portfolio loans	$(45)	$1,810,574	(0.01)%	$19	$1,546,393	—%	$(460)	$1,648,498	(0.03)%
Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $0.4 million at March 31, 2023 and December 31, 2022. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. Management believes that many of the Bank's customers presently have sufficient liquidity due to COVID-19 government stimulus programs. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets increased $2.0 million from $6.1 million at December 31, 2022 to $8.1 million at March 31, 2023. Management considers classified assets to be an important measure of asset quality. The Company's risk rating process for classified loans are an important input into the Company's ACL qualitative framework. The following is a breakdown of the Company’s classified and special mention assets at March 31, 2023, December 31, 2022, 2021, 2020, and 2019, respectively:

	As of
(dollars in thousands)	3/31/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019
Classified loans
Substandard	$8,116	$6,115	$5,211	$19,249	$26,863
Doubtful	—	—	—	—	—
Total classified loans	8,116	6,115	5,211	19,249	26,863
Special mention loans	9,885	4,361	—	7,672	—
Total classified and special mention loans	$18,001	$10,476	$5,211	$26,921	$26,863

Classified loans	$8,116	$6,115	$5,211	$19,249	$26,863
Classified securities	—	—	—	—	—
Other real estate owned	—	—	—	3,109	7,773
Total classified assets	$8,116	$6,115	$5,211	$22,358	$34,636

Total classified assets as a percentage of total assets	0.33%	0.25%	0.22%	1.10%	1.93%
Total classified assets as a percentage of Risk Based Capital	2.89%	2.23%	2.10%	9.61%	16.21%

Non-Performing Assets

(dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate	$5,889	$4,602
Residential first mortgages	—	—
Residential rentals	1,631	1,142
Construction and land development	—	—
Home equity and second mortgages	444	206
Commercial loans	—	—
Consumer loans	9	—
Commercial equipment	151	165
U.S. SBA PPP loans	—	—
Total non-accrual loans (1)	$8,124	$6,115

OREO	$—	$—

BEFD modifications: (1) (2) (3)
Commercial real estate	$—	$—
Residential first mortgages	—	—
Residential rentals	—	—
Construction and land development	—	—
Home equity and second mortgages	—	—
Commercial loans	—	—
Consumer loans	—	—
Commercial equipment	27	457
U.S. SBA PPP loans	—	—
Total BEFD modifications	$27	$457
Total Accrual BEFD modifications	$—	$429

Total non-accrual loans, OREO and Accrual BEFD modifications	$8,124	$6,544

Interest income due at stated rates, but not recognized on non-accruals	$63	$121
___________________________________________
(1)Non-accrual loans include all loans that are 90 days or more delinquent and loans that are non-accrual due to the operating results or cash flows of a customer.
(2)On January 1, 2023, the Company adopted ASU 2022-02–Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the TDR recognition and measurement guidance. As such, loans designated as TDRs prior to January 1, 2023 and are currently performing are no longer reported as a BEFD loan in the quarter ending March 31, 2023, while prior period amounts continue to be reported in accordance with previously applicable GAAP.
(3)BEFD modification loans include both non-accrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Non-accrual BEFD modification loans are included in the non-accrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.
Non-performing assets, which consist of OREO, non-accrual loans and BEFD modifications, decreased $1.6 million from $6.5 million at December 31, 2022 to $8.1 million at March 31, 2023.
Non-accrual loans and OREO to total portfolio loans and OREO increased 10 basis points from 0.34% at December 31, 2022 to 0.44% at March 31, 2023. Non-accrual loans, OREO and BEFD modifications to total assets increased six basis points from 0.27% at December 31, 2022 to 0.33% at March 31, 2023.
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
At March 31, 2023, there were $7.4 million (91.1%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.5 million. Delinquent non-accrual loans were $0.7 million (8.9%) with no specific reserves at March 31, 2023. At December 31, 2022, there were $5.5 million (89.0%) of non-accrual loans current with all payments of principal and interest with specific reserves of $0.1 million and $0.7 million (11.0%) of delinquent non-accrual loans with a total of zero specific reserves. There were no non-accrual BEFD modifications at March 31, 2023. Non-accrual loans at December 31, 2022 included one BEFD modification, which was fully reserved.
Other Real Estate Owned
There were no OREO balances at March 31, 2023 and at December 31, 2022. For additional information on OREO, refer to Note 5 of the Consolidated Financial Statements.
LIABILITIES
The following table shows the Company’s liabilities and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Deposits
Non-interest-bearing deposits	$599,763	$630,120	$(30,357)	(4.8)%
Interest-bearing deposits	1,554,560	1,458,343	96,217	6.6%
Total deposits	2,154,323	2,088,463	65,860	3.2%
Short-term borrowings	21,500	79,000	(57,500)	(72.8)%
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPs")	12,000	12,000	—	—%
Subordinated notes net of debt issuance costs - 4.75%	19,580	19,566	14	0.1%
Lease liabilities - operating leases	6,114	6,202	(88)	(1.4)%
Accrued expenses and other liabilities	16,213	17,775	(1,562)	(8.8)%
Total Liabilities	$2,229,730	$2,223,006	$6,724	0.3%
Funding
The Bank uses retail deposits and wholesale funding. Retail deposits continue to be the most significant source of funds totaling $2,006.4 million or 92.2% of funding at March 31, 2023 compared to $2,034.0 million or 93.8% of funding at December 31, 2022. Wholesale funding, which consists of short-term borrowings, long-term debt and brokered deposits, was $169.4 million or 7.79% of funding at March 31, 2023 compared to $133.5 million or 6.2% of funding at December 31, 2022.
In addition to funding for operations, the Company had junior subordinated debentures of $12.0 million and subordinated notes of $20.0 million of 4.75% fixed-to-floating rate subordinated notes at March 31, 2023 and December 31, 2022.

The following is a breakdown of the Company’s deposit portfolio at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	%	Balance	%
Noninterest-bearing demand	$599,763	27.84%	$630,120	30.17%
Interest-bearing:
Demand	697,312	32.37%	638,876	30.59%
Money market deposits	305,329	14.17%	347,872	16.66%
Savings	121,007	5.62%	124,533	5.96%
Certificates of deposit	430,912	20.00%	347,062	16.62%
Total interest-bearing	1,554,560	72.16%	1,458,343	69.83%

Total Deposits	$2,154,323	100.00%	$2,088,463	100.00%

Transaction accounts	$1,723,411	80.00%	$1,741,401	83.38%
Total deposits increased $65.9 million or 3.15% (12.6% annualized) at March 31, 2023 compared to December 31, 2022. Transaction deposits grew by $18.0 million while time deposits declined by $83.9 million. During the first three months of 2023, non-interest-bearing demand deposits decreased $30.4 million to $599.8 million at March 31, 2023, representing 27.8% of deposits, compared to 30.2% of deposits at December 31, 2022. The Company's business development efforts continue to focus on increasing non-interest bearing and lower cost transaction accounts. The Bank's increased customer deposit balances provided additional on-balance sheet liquidity compared to the prior year.
For FDIC call reporting purposes reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits considered brokered deposits for call reporting purposes at March 31, 2023 were $109.8 million compared to $83.9 million at December 31, 2022. Reciprocal deposits are included in retail deposits and are used to maximize FDIC insurance available to the Bank's customers.
The following table indicates Bank’s certificates of deposit and other time deposits, by account, meet or exceed the FDIC insurance limit (currently, $250,000), by time remaining until maturity as of March 31, 2023.

(dollars in thousands)	At March 31, 2023	At December 31, 2022
Time Deposit Maturity Period
Three months or less	$109,771	$58,704
Three through six months	3,662	9,172
Six through twelve months	35,550	27,297
Over twelve months	44,284	19,520
Total	$193,267	$114,693
Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limits, currently set at $250,000 were approximately $393.7 million and $398.3 million at March 31, 2023 and December 31, 2022, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
The following table shows the Company’s equity and the dollar and percentage changes for the periods presented.

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Common Stock at par of $0.01	$57	$56	$1	1.79%
Additional paid in capital	98,246	97,986	260	0.27%
Retained earnings	138,573	132,235	6,338	4.79%
Accumulated other comprehensive loss	(37,896)	(43,092)	5,196	(12.06)%
Unearned ESOP shares	(174)	(174)	—	—%
Total Stockholders’ Equity	$198,806	$187,011	$11,795	6.31%
Total stockholders’ equity increased $11.8 million during the three months ended March 31, 2023. Equity increased due to net income of $7.3 million and a decrease of $5.2 million in accumulated other comprehensive loss ("AOCL") related to lower unrealized losses in the Bank's AFS securities portfolio due to decrease in market interest rates compared to the prior quarter ended. In addition, equity increased due to stock-based compensation and ESOP activity of $0.2 million. Increases in equity were partially offset by common stock dividends paid of $0.9 million.
The Company had a book value per common share of $35.08 and $33.11, at March 31, 2023 and December 31, 2022, respectively. Tangible book value at March 31, 2023 and December 31, 2022 was $33.07 and $31.08. The Company's common equity to assets ratio increased to 8.19% at March 31, 2023 from 7.76% at December 31, 2022. The Company’s ratio of TCE to tangible assets increased to 7.75% at March 31, 2023 from 7.32% at December 31, 2022 (see Non-GAAP reconciliation schedules). The increase in the TCE ratio was due primarily to decreased unrealized losses in the Bank's AFS investment portfolio.
In April 2020, banking regulators issued an interim final rule that excluded U.S. SBA PPP loans from the calculation of risk-based capital ratios by assigning a zero percent risk weight. The Company remains well capitalized at March 31, 2023 with a Tier 1 capital to average assets ("leverage ratio") of 9.68% at March 31, 2023 compared to 9.60% at December 31, 2022.

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
Federal banking regulations require the Company and the Bank to maintain specified levels of capital. As of March 31, 2023 and December 31, 2022, the Company and Bank were well-capitalized under the regulatory framework for prompt corrective action under the Basel III Capital Rules. Management believes, as of March 31, 2023 and December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 of the Consolidated Financial Statements.
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
At March 31, 2023 and December 31, 2022, the Bank had $47.0 million and $44.9 million, respectively, in loan commitments outstanding. In addition, at March 31, 2023 and December 31, 2022, the Bank had $22.0 million and $25.0 million, respectively, in letters of credit and approximately $276.1 million and $278.1 million, respectively, available under lines of credit. Certificates of deposit due within one year of March 31, 2023 and December 31, 2022 totaled $288.6 million, or 66.98% and $258.1 million, or 74.36%, respectively, of total certificates of deposit outstanding. If maturing deposits do not remain, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposits. Management believes, however, based on past experience that a significant portion of the Bank's certificates of deposit will remain with the Bank. Management has the ability to attract and retain deposits by adjusting the interest rates offered.
Management has increased oversight and review of customer line of credit usage due to current inflationary pressures and the possibility of a recession. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas, our level of borrowed funds could increase.
At March 31, 2023, the Company had on-balance sheet liquidity of $27.5 million in cash and cash equivalents. At March 31, 2023, the Company had loans and securities pledged or in safekeeping at FHLB and Federal Reserve which provided for secured funding availability of $652.5 million at March 31, 2023. The Company also had $82.0 million in unsecured lines of credit in addition to the secured borrowing capacity at the FHLB and Federal Reserve.

Advances from the FHLB are secured by the Bank’s stock in the FHLB, a portion of the Bank’s loan portfolio and certain investments. Generally, the Bank’s ability to borrow from the FHLB of Atlanta is limited by its available collateral and also by an overall limitation of 30% of assets. FHLB long-term debt may consist of adjustable-rate advances with rates based upon LIBOR, fixed-rate advances, and convertible advances. As of March 31, 2023, the Bank has no FHLB long-term debt outstanding. The Bank has also established unsecured and secured lines of credit with the Federal Reserve Bank and commercial banks.
The increase in equity of $11.8 million during the three months ended March 31, 2023 was primarily due to quarterly earnings and a decrease of $5.2 million in AOCL in the Bank's AFS securities portfolio due to decrease in market interest rates compared to the prior quarter ended. The Company intends and has the ability to hold AFS securities with unrealized losses until maturity or interest rates decrease. Management believes there is adequate available liquidity with available lines of credit and cash to fund operational needs.
For additional information on these agreements, including collateral, see Note 8 of the Consolidated Financial Statements as presented in the Company’s Form 10-K for the year ended December 31, 2022.
The Company’s net loan to deposit ratio decreased from 86.1% at December 31, 2022 to 84.5% at March 31, 2023. The Company intends to use available on-balance sheet liquidity to fund loans and limit the use of wholesale funding.
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
During the three months ended March 31, 2023, all financing activities provided $7.4 million in cash compared to $36.4 million in cash for the same period in 2022. Cash from financing activities decreased $29.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a net decrease in short term borrowings of $57.5 million partially offset by increased deposit growth of $26.9 million and a decrease in repurchases of common stock of $1.6 million.
During the three months ended March 31, 2023 all investing activities used $13.5 million in cash compared to $73.6 million in cash used for the same period in 2022. The decrease in cash used was primarily the result of purchases of investment securities which decreased from $46.4 million for the three months ended March 31, 2022 to $26,000 for the three months ended March 31, 2023. Cash used for loan activities and FHLB stock transactions decreased $17.7 million and $2.6 million, respectively, for the three months ended March 31, 2023 over the prior year comparable period. The decrease in cash used was partially offset by decreased proceeds of $6.7 million from the sales and principal payments of available for sale securities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Operating activities provided cash of $8.1 million, or $2.6 million less cash, for the three months ended March 31, 2023, compared to $10.7 million of cash provided for the same period of 2022.
For information on risks relating to liquidity, see Item 1A. "Risk Factors - Liquidity Risk", as presented in the Company's Form 10-K for the year ended December 31, 2022 and in this Form 10-Q.

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
It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At March 31, 2023 and December 31, 2022, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. In the first quarter of 2023 the percentage change in economic value of equity slightly exceeded policy guidelines as higher deposit rates combined with decreased longer term market rates have negatively impacted non-maturity deposits valuations. In addition, the transition from LIBOR swap to SOFR swap contributed to a decrease in valuations as the SOFR curve is lower than the LIBOR curve. Management has determined that due to the level of market rates at March 31, 2023, interest rate shocks of -100, -200, -300 and -400 basis points leave the Bank with near zero down to negative rate instruments and are not considered practical or informative. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 200, 100 and down 100 scenarios:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(15.00)%	(10.00)%	(10.00)%

March 31, 2023	(4.68)%	(1.96)%	0.52%
December 31, 2022	(2.65)%	(0.97)%	0.46%

Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the EVE at parallel shocks for up 200, up 100 and down 100 scenarios:

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+ 200 bp	+ 100 bp	-100 bp
Policy Limit	(20.00)%	(10.00)%	(10.00)%

March 31, 2023	11.27%	7.09%	(10.95)%
December 31, 2022	7.85%	5.01%	(8.17)%
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
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended December 31, 2022 that the Company filed with the SEC on March 2, 2023.
The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 under the Item 1A, “Risk Factors” and the following additional factors:
Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.
In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In May 2023, First Republic Bank was also placed into FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank, Signature Bank and First Republic Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At March 31, 2023, we had $762.0 million in available liquidity, including $27.5 million in excess cash, which was sufficient to cover 194% of our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.
Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.
On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. The terms of that special assessment have not been announced. The announced special assessment, as well as any future increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.
Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.
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
(b)Not applicable
(c)On October 20, 2020, 184,863 shares were available to be repurchased under the 2015 repurchase plan, and, on that date, the Board of Directors approved an expansion to the 2015 repurchase plan (the "2020 repurchase plan") that allows the Company to repurchase up to 300,000 of the Company’s outstanding shares of common stock using up to $7.0 million of the proceeds the Company raised in its $20.0 million subordinated debt offering completed in October 2020. On July 15, 2021, the Company announced that it had completed the repurchase of the $7.0 million of shares of the Company’s common stock that it was originally authorized to repurchase under the 2020 repurchase plan. On December 9, 2021, the Company announced that its Board of Directors authorized the Company to continue repurchasing shares of the Company’s common stock under the October 2020 repurchase plan using up to $4.0 million in the aggregate and up to $1.5 million in the aggregate on a quarterly basis. As of March 31, 2023, zero shares were available to be repurchased under the 2020 repurchase plan.

Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None

Item 6 – Exhibits

Number	Description

2.1*
Agreement and Plan of Merger, dated as of December 14, 2022, by and between Shore Bancshares, Inc. and The Community Financial Corporation (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 14, 2022)

31	Rule 13a‑14(a) Certifications
32	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language):
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
___________________________________________
(*)Schedules and certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMMUNITY FINANCIAL CORPORATION

Date: May 9, 2023	By:	/s/ James M. Burke
James M. Burke
Chief Executive Officer

Date: May 9, 2023	By:	/s/ Todd L. Capitani
Todd L. Capitani
Chief Financial Officer